Form 10-Q
period 2022-03-31
Arogo Capital Acquisition Corp.
filed 2022-05-16
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 001-41179

AROGO CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1118179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

848 Brickell Avenue, Penthouse 5 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 442-1482

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Redeemable Warrant	AOGOU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	AOGO	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AOGOW	The Nasdaq Stock Market LLC

As of May 16, 2022, there were 10,842,025 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEET

	March 31,	December 31,
	2022 (Unaudited)	2021 (Audited)
ASSETS
Current Assets-Cash	$624,866	$969,787
Prepaid expenses	207,770	26,800
Total Current Asset	832,636	996,587

Cash and marketable securities held in the trust	104,990,577	105,052,500
Total assets	$105,823,213	$106,049,087

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$16,663	$23,982
Accrued offering costs	-	45,000
Other Payables	-	9,111
Tax Payable	112,876	112,876
Due to related parties	67,198	47,198
Total Current liabilities	196,737	238,167

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	3,819,237	3,860,667

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,350,000 shares (at $10.15 per share)	105,052,500	105,052,500
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding(1)	259	259

Additional paid in capital	-	-
Accumulated deficit	(3,048,832)	(2,864,388)
Total shareholders’ deficit	(3,048,524)	(2,864,080)
Total liabilities and shareholders’ deficit	$105,823,213	$106,049,087

(1)	On October 11, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Formation and Operating costs	$122,521
Loss from operation	(122,521)

Unrealised Loss on marketable securities hold in the trust account	(61,923)
Net loss	$(184,444)

Weighted average shares outstanding, basic and diluted(1)	2,705,131
Basic and diluted net loss per common share	$(0.07)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 9, 2021(INCEPTION) THROUGH MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor(1)		-	2,587,500	259	24,741	-	25,000
Sale of IPO Units	10,350,000	1,035			103,498,965		103,500,000
Sale of Private Placement Units	466,150	46			4,661,453		4,661,500
Issuance of representative shares	25,875	3			258,747		258,750
Transaction and Underwriting cost					(6,109,539)		(6,109,539)
Class A common stock subject to redemption	(10,350,000)	(1,035)			(105,051,465)		(105,052,500)
Accretion APIC deficit					2,717,097	(2,717,097)	-
Net loss	-	-	-	-	-	(147,291)	(147,291)
Balance – December 31, 2021	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022	492,025	$49	2,587,500	$259	$	$(3,048,832)	$(3,048,524)

(1)	On October 11, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(184,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealised Loss from marketable securities hold in the trust account	61,923
Changes in operating assets and liabilities:
Prepaid expenses	(180,970)
Accrued expenses	(7,319)
Accrued Offering Cost	(45,000)
Other payables	(9,111)
Due to Related Parties	20,000
Net cash used in operating activities	(344,921)

Cash flows from investing activities:
-
Net cash used in investing activities	-

Cash flows from financing activities:
-
Net cash provided by financing activities	-

Net change in cash	(344,921)
Cash at the beginning of the period	969,787
Cash at the end of the period	$624,866

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$3,622,500
Value of Class A common stock subject to redemption	$105,052,500

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

Notes to the UNAUDITED financial statement

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Recent Developments

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”).

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into EON, with EON continuing as the surviving corporation (the “Surviving Corporation”).

For more information about the Merger Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022, and the preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed Merger Agreement. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Merger Agreement and does not contain the risks associated with the proposed Merger Agreement. Such risks and effects relating to the proposed Merger Agreement will be included in the preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed Merger Agreement.

Liquidity and Management’s Plan

As of March 31, 2022, the Company had cash of $624,866 and working capital of $635,898. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $624,866 and no cash equivalents as of March 31, 2022.

Cash held in Trust Account

At March 31, 2022, the Company had $104,990,577 in cash held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $105,052,500 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The provision for income taxes was deemed to be de minimis for the period from June 9, 2021 (inception) through March 31, 2022. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account. The total amount subject to risk on March 31, 2022 is $374,866.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of March 31, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through March 31, 2022, the related parties paid $67,198 on behalf of the Company. As of March 31, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022, there were 492,025 shares of Class A common stock issued or outstanding. As of March 31, 2022, there were 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Arogo Capital Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one -to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of consummating our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”).

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into EON, with EON continuing as the surviving corporation (the “Surviving Corporation”).

Merger Consideration

As consideration for the Merger, the holders of EON securities collectively shall be entitled to receive from Arogo, in the aggregate, a number of Arogo securities with an aggregate value equal to (the “Merger Consideration”) (a) Five Hundred and Fifty Million U.S. Dollars ($550,000,000) minus (b) the amount of Closing Net Indebtedness (the total portion of the Merger Consideration amount payable to all EON Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”). Additionally, the Company shall make available to EON (x) up to $105,052,500 Million U.S. Dollars for working capital use and general corporate purposes, assuming no redemptions (the “Primary Capital”) and (y) the proceeds from any PIPE Investment, any other alternative PIPE Investment and any other Private Placements, subject to the Closing conditions. The closing of a PIPE investment is not a condition to closing of the Merger Agreement. There is no minimum cash condition to the closing of the Merger Agreement.

The Merger Consideration otherwise payable to EON stockholders is subject to the withholding of a number of shares of Arogo common stock equal to three percent (3.0%) of the Merger Consideration (the “Escrow Shares”) to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration (the “Escrow Amount”), after the Closing, based on confirmed amounts of the Closing Net Indebtedness of EON as of the Closing Date. If the adjustment is a negative adjustment in favor of Arogo, the escrow agent shall distribute to Arogo a number of Escrow Shares of Arogo common stock with a value equal to the adjustment amount divided by the redemption price. If the adjustment is a positive adjustment in favor of EON, Arogo will issue to the EON stockholders an additional number of Escrow Shares of Arogo common stock with a value equal to the adjustment amount divided by the redemption price.

Related Agreements

Lock-Up Agreement

Simultaneously with the Closing, certain significant stockholders of EON will enter into lock-up agreements (the “Lock-up Agreements”) providing for a lock-up period commencing on the Closing Date and ending 12 months after such date on the Restricted Shares to be held by the Company Securities Holders (such period, the “Lock-Up Period” which may be extended from time to time by the Company).

Non-Competition and Non-Solicitation Agreement

Simultaneously with the Closing, certain significant stockholders of EON entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”), pursuant to which they agreed not to compete with Arogo, EON and their respective subsidiaries during the five-year period following the Closing and, during such five-year restricted period, not to solicit employees or customers or clients of such entities. The agreements also contain customary non-disparagement and confidentiality provisions.

Registration Rights Agreement

At the Closing, certain investors of Arogo will enter into a registration rights agreement with Arogo providing for the right up to three (3) demand registrations, piggy-back registrations, and short-form registrations with respect to the Merger Consideration shares.

Purchaser Support Agreement

In connection with entry into the Merger Agreement, Arogo, Purchaser Representative, and EON entered into a Purchaser Support Agreement pursuant to which the Purchaser Representative has agreed to vote its Company securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

Restrictive Covenant Agreement

Arogo, Purchaser Representative and certain of their respective stockholders (“Purchaser Parties”) have entered into a Restrictive Covenant Agreement with EON and its affiliates for a period commencing on the Closing Date and ending on the fifth (5th) anniversary thereof (the "Restrictive Period"), wherein the Purchaser Parties shall not, without the prior written consent of Seller Representative, directly or indirectly own any interest in, manage, control, participate in, consult with, render services for or be or become engaged or involved in any Restricted Business subject to certain exceptions more fully described in the exhibit herein.

Voting Agreement

In connection with entry into the Merger Agreement, EON entered into Voting Agreements with certain significant stockholders of EON holding approximately 5% or more of the outstanding shares of EON (the “EON Stockholders”) pursuant to which the EON Stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement and the Business Combination and to take other customary actions to cause the Business Combination to occur.

Arogo 2022 Equity Incentive Plan

At the Closing, the Arogo 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) will provide for the grant of equity incentives up to a maximum of 10% of the shares of the Class A Common Stock outstanding at the time of effectiveness of the 2022 Equity Incentive Plan to the directors, officers, employees, consultants and advisors of Arogo.

For more information about the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on April 26, 2022, and the preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed Merger Agreement. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Merger Agreement and does not contain the risks associated with the proposed Merger Agreement. Such risks and effects relating to the proposed Merger Agreement will be included in the preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed Merger Agreement.

Results of Operations

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through March 31, 2022, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through March 31, 2022, we had a net loss of $331,736, which was resulted entirely from formation and operating costs.

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

The net cash used in operating activities for the three-month period ended March 31, 2022, was $344,921.

As of March 31, 2022, we had investments of $104,990,577 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $624,866 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering dated September 3, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

The target business with which we entered into a Merger Agreement, and the consummation of the Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our target business as well as consummation of Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus dated September 3, 2021. If these disruptions or other matters of global concern continue for an extensive period of time, the operations of our target business with which we entered into a Merger Agreement as described above, and the consummation of the Business Combination, may be materially adversely affected.

The risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to complete our Business Combination, and may constrain the circumstances under which we could close on our business combination.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

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

Use of Proceeds from the Public Offering

On February 11, 2022, the Class A ordinary shares and Public Warrants included in the Units began separate trading.

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of March 31, 2022, we had cash of $624,866 held outside of the trust account established in connection with our initial public offering, and available for working capital purposes.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part 1, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer