Form 10-Q
period 2022-06-30
Arogo Capital Acquisition Corp.
filed 2022-08-09
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 10,842,025 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2022, and for the period ended from June 9, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, and for the period ended from June 9, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2022, and for the period ended from June 9, 2021 (inception) through June 30, 2021	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II - OTHER INFORMATION:		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEET

	June 30,	December 31,
	2022 (Unaudited)	2021 (Audited)
ASSETS
Current Assets-Cash	$213,493	$969,787
Prepaid expenses	165,695	26,800
Total Current Asset	379,188	996,587

Cash and marketable securities held in the trust	105,140,361	105,052,500
Total assets	$105,519,549	$106,049,087

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$142,257	$23,982
Accrued offering costs	-	45,000
Other Payables	20,000	9,111
Tax Payable	158,027	112,876
Due to related parties	67,198	47,198
Total Current liabilities	387,482	238,167

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	4,009,982	3,860,667

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,350,000 shares (at $10.15 per share)	105,052,500	105,052,500
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding(1)	259	259

Additional paid in capital	-	-
Accumulated deficit	(3,543,241)	(2,864,388)
Total shareholders’ deficit	(3,542,933)	(2,864,080)
Total liabilities and shareholders’ deficit	$105,519,549	$106,049,087

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

	For the Period Three Month Ended	For the Period Six Month Ended	For the Period From June 9, 2021 (Inception) Through
	June 30, 2022	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Audited)
Formation and Operating costs	$644,202	$766,723	$4,117
Loss from operation	(644,202)	(766,723)	(4,117)

Interest earned	9	9	-
Unrealised Loss on marketable securities hold in the trust account	149,784	87,861	-
Net loss	$(494,409)	$(678,853)	$(4,117)

Weighted average shares outstanding, basic and diluted(1)	2,746,051	2,746,051	2,500,000
Basic and diluted net loss per common share	$(0.18)	$(0.25)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 9, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor(1)		-	2,587,500	259	24,741	-	25,000
Net loss	-	-	-	-	-	(4,117)	(4,117)
Balance – June 30, 2021 (Audited)	-	$-	2,587,500	$259	$-	$(4,117)	$(20,883)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022 (Audited)	492,025	$49	2,587,500	$ 259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)
Net loss	-	-	-	-	-	(494,409)	(494,409)
Balance – June 30, 2022 (Unaudited)	492,025	$49	2,587,500	259	-	$(3,543,241)	(3,542,933)

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Period Six Month Ended	For the Period From June 9, 2021 (Inception) Through
	June 30, 2022	June 30, 2021
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net loss	$(678,853)	$(4,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned	(9)	-
Unrealised Loss from marketable securities hold in the trust account	(87,861)	-
Changes in operating assets and liabilities:
Prepaid expenses	(138,895)	-
Accrued expenses	118,275	4,117
Accrued Offering Cost	(45,000)	-
Other payables	10,889	-
Franchise tax payable	45,451
Advanced from related parties	20,000	-
Net cash used in operating activities	(756,303)	-

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Interest earned on Cash account	9	-
Advanced from related parties		1,000
Net cash provided by financing activities	9	1,000

Net change in cash	(756,294)	1,000
Cash at the beginning of the period	969,787	-
Cash at the end of the period	$213,493	$1,000

Supplemental disclosure of non-cash financing activities:
Class B shares due from sponsor	$-	$25,000
Deferred offering costs include in accrued offering costs	$-	$55,314
Deferred underwriting fee payable	$3,622,500	$-
Value of Class A common stock subject to redemption	$105,052,500	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of June 30, 2022, the Company had cash of $213,493 and working capital deficit of $8,295. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $213,493 and no cash equivalents as of June 30, 2022.

Cash held in Trust Account

At June 30, 2022, the Company had $105,140,361 in cash held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $105,052,500 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 1, 2022, through June 30, 2022. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and the management believes the Company is not exposed to significant risks on such account.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of June 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through June 30, 2022, the related parties paid $67,198 on behalf of the Company. As of June 30, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were 492,025 shares of Class A common stock issued or outstanding. As of June 30, 2022, there were 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arogo Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Koo Dom Investment LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Restrictive Covenant Agreement

Arogo, Purchaser Representative and certain of their respective stockholders (“Purchaser Parties”) have entered into a Restrictive Covenant Agreement with EON and its affiliates for a period commencing on the Closing Date and ending on the fifth (5th) anniversary thereof (the “Restrictive Period”), wherein the Purchaser Parties shall not, without the prior written consent of Seller Representative, directly or indirectly own any interest in, manage, control, participate in, consult with, render services for or be or become engaged or involved in any Restricted Business subject to certain exceptions more fully described in the exhibit herein.

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

Results of Operations

As of June 30, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through June 30, 2022, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through June 30, 2022, we had a net loss of $826,144, which was resulted entirely from formation and operating costs.

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

The net cash used in operating activities for the six-month period ended June 30, 2022, was $756,294.

As of June 30, 2022, we had investments of $105,140,361 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $213,493 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 - Distinguishing Liabilities from Equity. Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the six months ended June 30, 2022 and for the period from June 9, 2021 (inception) through June 30, 2021.

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of June 30, 2022, we had cash of $213,493 held outside of the trust account established in connection with our initial public offering, and available for working capital purposes.

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

AROGO CAPITAL ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: August 9, 2022	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer