Form 10-Q
period 2022-09-30
Arogo Capital Acquisition Corp.
filed 2022-11-14
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41179

AROGO CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1118179
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

848 Brickell Avenue, Penthouse 5 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 442-1482

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	AOGOU	The Nasdaq Stock Market LLC
Class A Common stock, $0.0001 par value per share	AOGO	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AOGOW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, 10,842,025 shares of Class A common stock, $0.0001 per share par value, and 2,587,500 shares of Class B common stock, $0.0001 per share par value, were issued and outstanding, respectively.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from June 9, 2021 (inception) through September 30, 2021	2

	Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from June 9, 2021 (inception) through September 30, 2021	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from June 9, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

Item 4.	CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 1A.	RISK FACTORS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	22

Item 4.	MINE SAFETY DISCLOSURES	22

Item 5.	OTHER INFORMATION	22

Item 6.	EXHIBITS	22

SIGNATURES		23

i

FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEET

	September 30,	December 31,
	2022 (Unaudited)	2021 (Audited)
ASSETS
Current Assets-Cash	$111,529	$969,787
Prepaid expenses	123,620	26,800
Total Current Asset	235,149	996,587

Cash and marketable securities held in the trust	105,315,380	105,052,500
Total assets	$105,550,529	$106,049,087

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$142,257	$23,982
Accrued offering costs	-	45,000
Other Payables	50,000	9,111
Tax Payable	22,575	112,876
Due to related parties	67,198	47,198
Total Current liabilities	282,030	238,167

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	3,904,530	3,860,667

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,350,000 shares (at $10.15 per share)	105,052,500	105,052,500
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding(1)	259	259

Additional paid in capital	-	-
Accumulated deficit	(3,406,809)	(2,864,388)
Total shareholders’ deficit	(3,406,501)	(2,864,080)
Total liabilities and shareholders’ deficit	$105,550,529	$106,049,087

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

	For the Period Three Month Ended	For the Period Nine Month Ended	For the Three Month Ended	For the Period From June 9, 2021 (Inception) Through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$136,090	$902,814	$98	4,215
Loss from operation	(136,090)	(902,814)	(98)	(4,215)

Interest earned	4	13	-	-
Unrealised Loss on marketable securities hold in the trust account	272,518	360,380	-	-
Net Income ( Loss)	$136,432	$(542,421)	$(98)	(4,215)

Weighted average shares outstanding, basic and diluted(1)	3,079,525	3,079,525	2,587,500	2,587,500
Basic and diluted net loss per common share	$0.04	$(0.18)	$(0.00)	(0.00)

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 9, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor(1)		-	2,587,500	259	24,741	-	25,000
Net loss	-	-	-	-	-	(4,117)	(4,117)
Balance – June 30, 2021 (Audited)	-	$-	2,587,500	$259	$-	$(4,117)	$(20,883)
Net Loss	-	-	-	-	-	(98)	(98)
Balance – September 30,2021 (Unaudited)	-	-	2,587,500	259	24,741	(4,215)	(20,785)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)
Net loss	-	-	-	-	-	(494,409)	(494,409)
Balance – June 30, 2022 (Unaudited)	492,025	$49	2,587,500	259	-	$(3,543,241)	(3,542,933)
Net Income	-	-	-	-	-	136,432	136,432
Balance – September 30, 2022 (Unaudited)	492,025	49	2,587,500	259	-	(3,406,809)	(3,406,501)

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these unaudited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Period Nine Month Ended	For the Period From June 9, 2021 (Inception) Through
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(542,421)	$(4,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned	(13)	-
Unrealised Loss from marketable securities hold in the trust account	(360,380)	-
Changes in operating assets and liabilities:
Prepaid expenses	(96,820)	-
Accrued expenses	118,275	4,117
Accrued Offering Cost	(45,000)	-
Other payables	40,889	-
Franchise tax payable	(90,301)
Advanced from related parties	20,000	-
Net cash used in operating activities	(955,771)	(98)

Cash flows from investing activities:
Withdrawal from Trust Account	97,500	-
Net cash used in investing activities	97,500	-

Cash flows from financing activities:
Interest earned on Cash account	13	-
Advanced from related parties		1,000
Proceeds from issurance of Class B common stock to Sponsor		25,000
Net cash provided by financing activities	13	26,000

Net change in cash	(858,258)	25,902
Cash at the beginning of the period	969,787	-
Cash at the end of the period	$111,529	$25,902

Supplemental disclosure of non-cash financing activities:
Deferred offering costs include in accrued offering costs	$-	$131,033
Deferred underwriting fee payable	$3,622,500	$-
Value of Class A common stock subject to redemption	$105,052,500	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), EON Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as Purchaser Representative, and EON, in its capacity as Seller Representative. Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into EON, with EON continuing as the surviving corporation (the “Surviving Corporation”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”).

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022. The Amendment is further described in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.

Liquidity and Management’s Plan

As of September 30, 2022, the Company had cash of $111,529 and working capital deficit of $46,882. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $111,529 and no cash equivalents as of September 30, 2022.

Cash held in Trust Account

At September 30, 2022, the Company had $105,315,380 in cash held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $105,052,500 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 1, 2022, through September 30, 2022. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2022.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of September 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through September 30, 2022, the related parties paid $67,198 on behalf of the Company. As of September 30, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 492,025 shares of Class A common stock issued or outstanding. As of September 30, 2022, there were 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware in June 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

On April 25, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), EON Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as Purchaser Representative, and EON, in its capacity as Seller Representative. Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into EON, with EON continuing as the surviving corporation (the “Surviving Corporation”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”).

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on April 26, 2022. The Amendment is further described in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from June 9, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), identifying a target company for a business combination and entry into the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we recorded net income of $136,432, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $272,518, interest earned on operating account of $4, offset by operating and formations costs of $136,090.

For the nine months ended September 30, 2022, we recorded net loss of $542,421, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $360,380, interest earned on operating account of $13, partially offset by operating and formation costs of $812,513, franchise tax expense of $90,301.

For the period from June 9, 2021 (inception) through September 30, 2021, we had a net loss of $4,215, which consisted of operating costs of $4,215.

Going Concern, Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities was $955,771, which was due to the interest and dividend income on the investments held in the Trust Account of $360,380, partially offset by net loss of $542,421, interest earned on operating accounts $13 and changes in working capital of $52,957.

For the period from June 9, 2021 (inception) through September 30, 2021 net cash used in operating activities was $98, which was due to the net loss of $4,215 and changes in working capital of $4,117.

For the nine months ended September 30, 2022, net cash provided by financing activities was $13 due to interest earned on operating accounts.

For the period from June 9, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $25,000 due to proceeds received from the issuance of Class B common stock to the Sponsor of $25,000.

Net cash used in investing activities for the nine months ended September 30, 2022, was $97,500 due to withdrawal from the trust account.

For the period from June 9, 2021 (inception) through September 30, 2021, there were no investing activities.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $111,529 and $969,787 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expect to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until December 29, 2022 (or up to September 29, 2023, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by September 29, 2023, less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficit, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 29, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 29, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note - Related Party

On October 26, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and was payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the IPO. As of September 30, 2022, there was no amount outstanding under the Promissory Note.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Underwriting Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $3,622,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification ("ASC") 815-40 - Derivatives and Hedging - Contracts in Entity's Own Equity under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the nine months ended September 30, 2022 and for the period from June 9, 2021 (inception) through September 30, 2021.

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

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on December 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering declared effective by the SEC.

The risk factor disclosure in our final prospectus as set forth under the heading “If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations” is replaced in its entirety with the following risk factor:

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Further, the risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on Nasdaq, we will be a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 29, 2021, simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 466,150 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,661,500 (the “Private Placement”). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed	herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arogo Capital Acquisition Corp.

Date: November 14, 2022	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Arogo Capital Acquisition Corp.

Date: November 14, 2022	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse
Chief Financial Officer