Form 10-K
period 2022-12-31
Arogo Capital Acquisition Corp.
filed 2023-03-31
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of December 31, 2022, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $105,941,664, based on a closing market price of $10.24 on the Nasdaq Stock Market.

As of March 30, 2023, 10,842,025 shares of Class A Common Stock, par value $0.0001 per share, and 2,587,500 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

On December 29, 2021, we completed our initial public offering (the “Offering” or the “IPO”) of 10,350,000 units (“Units”), including the issuance of 1,350,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-259338). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $103,500,000.

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

On February 11, 2022, the Class A Common Stock and Public Warrant included in the Units began separate trading.

Charter Amendment

At the March 24, 2023, Shareholders Meeting, our shareholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”), and the Company subsequently filed the Amendment to the Amended and Restated Certificate of Incorporation with the state of Delaware. The Charter Amendment allows the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on December 29, 2021, which we refer to as the “Offering” or the “IPO,” from March 29, 2023 (the “Termination Date”) to December 29, 2023 or such earlier date as determined by the board of directors, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $191,666 or (y) $0.0575 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension until December 29, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 5,289,280 of the Company’s Class A Common Stock (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.45 per share, for an aggregate value of approximately $55,272,976 million. Following the payment of the redemptions, the Trust Account has a balance of approximately $50,668,688 million before the Extension Payment.

Proposed Business Combination

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), EON Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as the Company representative (“Arogo Representative”), and EON, in its capacity as the seller representative (“Seller Representative”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”). The Business Combination agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022, and on October 7, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the proposed Business Combination will be successful.

Merger Consideration

As consideration for the Merger, the holders of EON Reality securities collectively shall be entitled to receive from the Company, in the aggregate, a number of the Company’s securities, valued at $10.00 per share with an aggregate value equal to (the “Merger Consideration”) (a) Five Hundred and Fifty Million U.S. Dollars ($550,000,000) minus (b) the amount of Closing Net Indebtedness (the total portion of the Merger Consideration amount payable to all EON Reality Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”). Additionally, we shall make available to EON Reality Holdings (x) up to $105,052,500 for working capital use and general corporate purposes and (y) the proceeds from the PIPE Investment (as defined below), any other alternative PIPE Investment and any other Private Placements (as defined below).

Prior to the Closing, we may enter into securities purchase agreements with certain investors pursuant to which such investors, upon the terms and subject to the conditions set forth therein, will purchase up to 2,500,000 shares of Arogo’s Class A Stock at a purchase price of $10.00 per share, for an aggregate purchase price of up to $25,000,000 (the “Private Placement Amount”), in a private placement or placements (the “Private Placements”) to be consummated simultaneously with the consummation of the Business Combination (the “PIPE Investment”). On February 1, 2023, we filed a Form 425 with the SEC which announced EON’s limited private placement offer of up to $25 million in convertible loans to select investors.

The estimated Merger Consideration otherwise payable to EON Reality stockholders at the Closing is subject to withholding of a number of shares of Arogo Common Stock equal to three percent (3.0%) of the estimated Merger Consideration to be placed in escrow for post-Closing adjustments (if any) to the Merger Consideration.

The estimated Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness of EON Reality as of the Closing Date. If the adjustment is a negative adjustment in favor of Arogo, the escrow agent shall distribute to Arogo a number of shares of Arogo Common Stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of EON Reality, Arogo will issue to the EON Reality stockholders the shares in the escrow account plus an additional number of shares of Arogo Common Stock with a value equal to the adjustment amount divided by $10.00 per share. In no event shall the final Merger Consideration as adjusted exceed an aggregate value of $550,000,000.

Other than as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Merger Agreement.

Registration Statement on Form S-4

The Company filed a Registration Statement on Form S-4 with the SEC on October 7, 2022, to register the issuance of the Company Common Stock that will be issued at the consummation of the Business Combination, the warrants exercisable for Company Common Stock that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Company Common Stock issuable upon exercise of such warrants. The Company filed an Amendment No. 1 thereto on February 13, 2023. We use the term “Arogo Form S-4” to refer to the original registration statement as amended by the first amendment and as it may be subsequently further amended.

Business Strategy and Competitive Advantages

We believe that acquiring a leading high-growth technology company will provide a platform to fund consolidation and fuel growth for our company. There is no restriction in the geographic location of targets we can pursue.

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the certain regions, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

●

Growth Prospects. Our Board believes that the demand for AI and XR is growing, not just in education, and entertainment landscape but also in the enterprise space and the EON SaaS platform, EON-XR™ is well-suited to meet this increasing demand. The Board considered that EON-XR™ has a global customer base present in more than 110 locations and has helped create an expansive XR library for the education industry with access to an estimated over 6 million assets spread across all educational disciplines for K-12, TVET/CTE and higher education. EON-XR™ has significant growth potential as it utilizes AL and provides both code-free creation capabilities and a cross-device experience. Moreover, its infrastructure provides agnostic support of 30+ devices, including the mobile devices that 5.3 billion people may use. Such belief is furthered by EON’s existing strategies and growth plans, and market trends. Based on EON Software as a Service (“SaaS”) subscription-based business model, EON has sold over 2.4 million subscriptions. EON-XR™ technology and its AI-empowered capability to expand on the XR offerings to faculty, students, trainers, and trainees in educational institutions and companies globally to create immersive and interactive experiences using lifelike 3D and complex AI modules models, EON helps provide unique and memorable learning content in ways that would not be possible otherwise.

●	Market Opportunity. Our Board considered EON’s business and growth potential in light of a perceived vast growth in the XR market. On June 6, 2021, Market Watch published a press release titled, Extended Reality (XR) Market Size with Growth Opportunities, Top countries Data, Future trends and Share with Revenue Forecast 2022 to 2031 available on marketwatch.com, which revealed that usage of XR has reached over 76% in gaming, 60% in movies and entertainment, 34% in retail, and 30% in tourism. The board considered that the availability of more affordable VR and AR solutions is making it easier for businesses of all sizes to experiment with extended reality. The Board considered the potential for increased global use of the EON products and services, namely EON-XR™, EON Merged XR, EON Spatial Meeting, EON Metaverse Builder, and its most recent product release, EON AI Assistant. The Board considered that the EON industry market approach is addressing the multiple challenges faced by the industry such as (i) difficulties in creating and using XR, (ii) lack of AI-powered XR education content, and (iii) the pandemic effect, which created a lag in the student learning. Accordingly, if EON is successful in providing a code-free XR and AI solutions, platforms, products, and services, it will benefit users to learn, train, perform, certify, and collaborate worldwide. Arogo’s Board concluded that the potential upside from EON’s existing and new products and services outweighed the risk that EON might not be successful in developing a global market and generating the revenue streams.

●	EON’s International Collaboration and Expansion Approach. Our Board believes that EON intends to target 50,000 students and 7,500 interns per location, increasing its revenue potential per rollout to $3 million - $7.5 million in regional rollouts. Such belief is furthered by EON’s recent international agreements. As of May 2022, EON entered into a partnership agreement valued at $4.5 million with Cho Thavee Public Company Limited, an affiliate of Arogo and the Sponsor, to expand the AI-powered global network starting with 57,500 users in Thailand. In June 2022, EON secured a contract for a $7.1 million regional rollout with 57,000 users in South Africa with the Manufacturing, Engineering and Related Services Sector Education and Training Authority (merSETA). In August 2022, EON entered into an initial one-year partnership for $6 million with Axelrod Holdings Limited in UAE for a regional rollout to 50,000 students and 7,500 interns.

●	Operator-Led SPACs outperform their Sectors: According to a September 2020 article by McKinsey & Company on mckinsey.com, SPACs that are led by executives with past C-Suite experience tend to outperform other SPACs (by about 40%) and their industry peers (by about 10%) after at least 12 months of publicly available trading data.

●	Leadership of an Experienced Management Team. Our experienced management team and board of directors has over 100 years of combined work experience in investments, information technology, transportation operation, and manufacturing industries. These years of experience have allowed us to gain not only extensive and deep expertise in our fields, but also vast networks of influential thought leaders and top performing companies in our target industries and region. We believe this positions us as a strategic player, and as an attractive alternative, for the many companies in our focus industries and regions that seek to tap the equity capital markets, ensuring that we find the most attractive opportunities that maximize value to our stockholders.

●	Established Deal Sourcing Network. We believe the strong track record of our management team and financial advisor will provide access to quality initial business combination partners. In addition, through our management team and financial advisor, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Status as a Publicly Listed Acquisition Company. We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

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

Initial Business Combination and Satisfaction of 80% Test

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. As of December 31, 2022, the balance of the funds in the Trust Account was approximately $105,941,664 (excluding $3,622,500 of the cash portion of the deferred underwriting commissions) and 80% thereof represents approximately $ 84,753,331. For the proposed initial Business Combination discussed above, in reaching its conclusion on the 80% asset test, the Board used as a fair market value of approximately $550,000,000 of enterprise value for EON, which was implied based on the value of the consideration to be issued in the Merger to EON equity holders, thus satisfying the 80% test.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. In connection with the EON transaction, we obtained a fairness opinion from an independent investment banking firm.

The structure of the Business Combination is described above under “Proposed Business Combination.” As in the Business Combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. If the Business Combination is not consummated, we may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

If the Business Combination is not consummated, in evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

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

Status as a Public Company

In the event the Business Combination is not consummated, we believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Financial Position

With funds available for an initial business combination initially in the amount of $105,941,664, as of December 31, 2022, after payment of $3,622,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

The structure of the Business Combination is described above under “Proposed Business Combination.” As described above, we intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

In the event the Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, in the event the Business Combination is not consummated, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Koo Dom Investment LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors may have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination, as was the case with the Business Combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act, as was the case with the Business Combination. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

In the event the Business Combination is not consummated, in evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

In the event the Business Combination is not consummated, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. However, in the event the Business Combination is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

In the event the Business Combination is not consummated, under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

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

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative business combination, in the event Business Combination is not consummated, and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Manner of Conducting Redemptions

In connection with the Business Combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. In the event the Business Combination is not consummated, in connection with an alternative proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If the Business Combination is not consummated and if in connection with an alternative initial business combination a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

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

If the Business Combination is not consummated and upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, in connection with the stockholder approval of the Business Combination, or if the Business Combination is not consummated and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If the Business Combination or an alternative initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target until 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that in the event that the Company has not consummated an initial Business Combination within 15 months from the date of the closing of the IPO, upon the Sponsor’s request, we may extend the period of time to consummate a Business Combination by an additional nine months, provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $191,666 or (y) $0.0575 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension until December 29, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. We filed a definitive proxy with the SEC on March 13, 2023 seeking stockholder approval of the amendments to our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company for any extension beyond 15 months at a meeting called for such purpose on March 24, 2023. Public stockholders were offered the opportunity to vote on or redeem their shares in connection with any such extension. If we are unable to complete our initial business combination within such 15-month period (or up to 24-month period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month period (or up to 24-month time period).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination). However, if our sponsor, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have entered into a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. However, if our sponsor, officers, or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $870,000 of proceeds initially held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month (or up to 24 months from the closing of the IPO as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 15 months from the closing of the IPO (or up to 24 months if we extend the period of time to consummate a business combination as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In the event the Business Combination is not consummated, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement filed with the SEC on February 13, 2023 and on November 23, 2022.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units, Class A Common Stock and Public Warrants are listed on the Nasdaq Global Market (“Nasdaq”) under the symbols “AOGOU,” “AOGO,” and “AOGOW,” respectively. Out units commenced public trading on December 27, 2021, and our public shares and Public Warrants commenced separate public trading on February 11, 2022.

(b)	Holders

As of December 31, 2022, there were 4 holders of record of our Class A Common Stock and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(d)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

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

On February 11, 2022, the Class A Common Stock and Public Warrants included in the Units began separate trading.

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of December 31, 2022, approximately $52,989 of cash, was held outside of the trust account established in connection with our initial public offering and is available for working capital purposes.

On December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our sponsor. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

ITEM 6. Reserved.

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

On February 11, 2022, the Class A Common Stock and Public Warrant included in the Units began separate trading.

Charter Amendment Regarding Extension and Share Redemptions

At the March 24, 2023, Shareholders Meeting, our shareholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”), and the Company subsequently filed the Amendment to the Amended and Restated Certificate of Incorporation with the state of Delaware. The Charter Amendment allows the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on December 29, 2021, which we refer to as the “Offering” or the “IPO,” from March 29, 2023 (the “Termination Date”) to December 29, 2023 or such earlier date as determined by the board of directors, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $191,666 or (y) $0.0575 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension until December 29, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 5,289,280 of the Company’s Class A Common Stock (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.45 per share, for an aggregate of approximately $55,272,976 million. Following the payment of the redemptions, the Trust Account has a balance of approximately $50,668,688 million before the Extension Payment. On March 29, 2023 the Company caused to be deposited the Extension Payment into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 29, 2023 to April 29, 2023.

Proposed Business Combination

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), EON Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as the Company representative (“Arogo Representative”), and EON, in its capacity as the seller representative (“Seller Representative”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”). The Business Combination agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022, and on October 7, 2022. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the proposed Business Combination will be successful.

For further information regarding the Merger Agreement and our proposed initial Business Combination with EON, please refer to Note 1 of this Annual Report and the Company’s Form S-4/A, which was filed with the SEC on October 7, 2022.

Registration Statement on Form S-4

The Company filed a Registration Statement on Form S-4 with the SEC on October 7, 2022, to register the issuance of the Company Common Stock that will be issued at the consummation of the Business Combination, the warrants exercisable for Company Common Stock that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Company Common Stock issuable upon exercise of such warrants. The Company filed an Amendment No. 1 thereto on February 13, 2023. We use the term “Arogo Form S-4” to refer to the original registration statement as amended by the first amendment and as it may be subsequently further amended.

Results of Operations

As of December 31, 2022, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through December 31, 2022, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through December 31, 2022, we had a net loss of $731,053, which resulted entirely from formation and operating costs.

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

For the period from June 9, 2021 (inception) through December 31, 2022, cash used in operating activities was $1,157,002. Net loss of $731,053 was affected by unrealized gain on marketable securities held in the Trust account of $1,102,427. Changes in operating assets and liabilities used $1,157,002 of cash for operating activities.

As of December 31, 2022, we had investments of $105,941,664 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we withdrew $213,263 interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $52,989 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 29, 2023, (or until December 29, 2023 if we choose to extend) then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 29, 2023 (or December 29, 2023).

Extension Payment Deposit

On March 29, 2023, the Company caused to be deposited the Extension Payment into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 29, 2023 to April 29, 2023.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there were no critical accounting policies.

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

Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. On December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2022, the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $105,052,500 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Not required for smaller reporting companies.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mr. Suradech Taweesaengsakulthai	56	Chief Executive Officer and Director
Mr. Chee Han Wen	46	Chief Strategy Officer
Mr. Suthee Chivaphongse	56	Chief Financial Officer
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	75	Director
Mr. Somnuek Anakwat	64	Director
Mr. J. Gerald Combs	73	Director

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

H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar, our Director is a keen environmentalist and a conscientious businessman, who has contributed to the business fraternity through his appointment as founding Chairman of the Federation of Public Listed Companies Berhad. In this position, he has led several initiatives to bridge bilateral business boundaries through the Malaysia-France Economic and Trade Association for eight (8) years and facilitated Asia-Pacific co-operation through the Canada-ASEAN Centre. The Minister of Finance nominated him to serve on the Committee of the Kuala Lumpur Stock Exchange from 1989 to 1994. Since 2007, he has served as the Chairman of Techna-X Berhad, which provides intelligent digital ecosystem and energy storage solutions. Since 2008, H.R.H. Tunku Naquiyuddin has played a key role on the boards of Ann Joo Resources Berhad and Olympia Industries Berhad, and held directorships in non-listed public companies, namely ORIX Leasing Malaysia Berhad, Syarikat Pendidikan Staffield Berhad, and Asia Plantation Capital Berhad. Prior to that, he served as a Diplomat for five years and served as a Second Secretary in Paris, France from 1972 to 1975. He has served as a Committee Member of the World Wide Fund for Nature (Malaysia) and held the position of a Council Member of the Business Council for Sustainable Development in Geneva. H.R.H. Tunku Naquiyuddin holds a Bachelor of Science in Economics degree with honors from the University of Wales, Aberystwyth, United Kingdom. We intend to draw upon H.R.H. Tunku Naquiyuddin’s comprehensive experience on multiple boards, his network of contacts, and his deep understanding of intelligent digital ecosystem and sustainable development business initiatives.

Somnuek Anakwat, our Director has served as an advisor to the Bangkok Expressway Public Company Limited (BECL) ever since 1995. He has played an integral role in the construction of Udon Ratthaya Expressway. He was instrumental in the installation of Easy Pass on the 2nd Stage Expressway, which helped alleviate the traffic congestion in Bangkok and its vicinity. Since 2015, Mr. Anakwat has advised the Project Division of Bangkok Expressway and Metro Public Company Limited (BEM) – a public transportation company formed by the merger of Bangkok Expressway Public Company Limited (“BECL”) and Bangkok Metro Public Company Limited (“BMCL”) in December 2015. Additionally, from 2018 to 2019, he served as a senior advisor for the Office of Permanent Secretary for Defence. Mr. Anakwat received his Bachelor of Electrical Engineering degree from The Citadel, the Military College of South Carolina in 1982. He also received a Masters in Electrical Engineering degree from the University of South Carolina in 1984. We believe Mr. Anakwat is well-qualified to serve as a member of our board of directors due to his extensive experience advising construction and transportation industries and overcoming formidable challenges to provide sustainable results.

J. Gerald Combs, our Director brings over 30 years of investment management, manufacturing, and real estate experience in various roles, including his current role as CEO of CASH International Asset Management Ltd. Prior to that Mr. Combs served as the Chairman and CEO of both publicly traded and privately held companies, ranging from start-ups to established enterprises, most recently focused on quantitative asset management and incubation. He has overseen corporate relationships with the SEC as well as the exchanges (including NASDAQ and NYSE) upon which the public shares were traded. In addition, Mr. Combs facilitated the corporate interaction with the analyst community and individual market makers, and has deep experience negotiating with investment and commercial banks for both equity and debt financing. In October 1975, he began his business career at the investment banking firm of Salomon Brothers, where his responsibilities included mergers and acquisitions, initial public offerings, secondary offerings, and private placements. Since February 2010, Mr. Combs has also served as the CEO of Jerald Capital Corp., an investment banking firm. Mr. Combs received his Bachelor of Arts degree from Northwestern University in June 1972. He received his Juris Doctorate with honors degree from St. Louis University in June 1975. Mr. Combs background in private placements, and mergers and acquisitions provides us with a strong transactional network.

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

Audit Committee

We have adopted an audit committee of the board of directors. Mr. Somnuek Anakwat, Mr. J. Gerald Combs, and H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar serve as members of our audit committee, and Mr. J. Gerald Combs chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Somnuek Anakwat, Mr. J. Gerald Combs, and H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. J. Gerald Combs qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of the board of directors. H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar and Mr. Somnuek Anakwat serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar, and Mr. Somnuek Anakwat are independent, and Mr. Anakwat chairs the compensation committee.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We do not have a standing corporate governance and nominating committee; however, the Board has adopted a resolution in accordance with Rule 5605 of the Nasdaq rules, wherein a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

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

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Mr. Suradech Taweesaengsakulthai	Cho Thavee Public Company Limited Cho Thavee Thermo-Tech Co. Ltd. Khonkaen Cho Thavee Co., Ltd Khon Kaen City Development (KKTT) Co., Ltd	System Integration for Logistics Company Manufacturing Company Engineering Project Management Services Company Development Initiative	President and CEO President and CEO Managing Director Co-Founder and Chairman
Chee Han Wen	Cho Thavee Public Company Limited	System Integration for Logistics Company	Executive Vice President & Chief Business Development Officer

H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	Techna-X Berhad Ann Joo Resources Berhad Olympia Industries Berhad ORIX Leasing Malaysia Berhad Syarikat Pendidilan Staffield Berhad Asia Plantation Capital Berhad	Energy Storage Solutions Company Investment Company Investment Company Equipment Leasing Company Residential Education Company Commercial Plantation Company	Chairman Non-Executive Director Chairman and Independent Non-Executive Director Director Director Director

Mr. Somnuek Anakwat	N/A	N/A	N/A

J. Gerald Combs	CASH International Asset Management Ltd.	Asset Management Company	Chief Executive Officer

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares or placement shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of the record date based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company’s common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our officers and directors as a group.

As of the record date, there were 10,842,025 shares of Class A common stock and 2,587,500 shares of Class B common stock issued and outstanding. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Koo Dom Investment LLC	466,150	4.29%	2,482,500	95.94%	21.95%
Suradech Taweesaengsakulthai	—	—	30,000	1.15%	*
Chee Han Wen	—	—	30,000	1.15%	*
H.R.H. Tunku Naquiyuddin ibni Tunku Ja’afar	—	—	25,000	*	*
Somnuek Anakwat	—	—	6,000	*	*
J. Gerald Combs	—	—	8,000	*	*
Suthee Chivaphongse	—	—	6,000	*	*
All directors and executive officers as a group (6 individuals)	0	0%	105,000	4.01%	*
Other 5% Stockholders
(3)Lighthouse Investment Partners, LLC	538,091	5.20%	—	—	4.0%
(4)MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC	538,091	5.20%	—	—	4.0%
(5)LHP Ireland Fund Management Limited	538,091	5.20%	—	—	4.0%
(6)MAP 501, a sub-trust of LMA Ireland	538,091	5.20%	—	—	4.0%
(7)LMAP 909, a sub-fund of LMAP Ireland ICAV	538,091	5.20%	—	—	4.0%

*	Less than 1%
(1)	Koo Dom Investment LLC, our sponsor, is the record holder of the securities reported herein. Mr. Suradech Taweesaengsakulthai, our Chief Executive Officer, is the manager and a member of our sponsor. By virtue of this relationship, Mr. Suradech Taweesaengsakulthai may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Suradech Taweesaengsakulthai disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 848 Brickell Avenue, Penthouse 5, Miami, FL 33131.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, after the IPO. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Reflects the shares transferred to each of the individuals named.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of Lighthouse Investment Partners, LLC. Lighthouse serves as the investment manager of MAP 136. Their business address is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC. Their business address is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, on behalf of LHP Ireland Fund Management Limited. LHP Ireland serves as the manager to MAP 501 and LMAP 909. Their business address is 32 Molesworth Street, Dublin, D02 Y512, Ireland.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of MAP 501, a sub-trust of LMA Ireland. Their business address is 32 Molesworth Street, Dublin, D02 Y512, Ireland.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of LMAP 909, a sub-fund of LMAP Ireland ICAV. Their business address is 32 Molesworth Street, Dublin, D02 Y512, Ireland.

The table above includes the shares of common stock underlying the Private Placement Units held or to be held by our Sponsor. However, these securities are not exercisable within 60 days of the record date for the Special Meeting.

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

Simultaneously with the closing of our IPO on December 29, 2021, our Sponsor purchased an aggregate of 466,150 Placement Units at a price of $10.00 per unit for an aggregate purchase price of $4,661,500. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”) and one redeemable warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. A total of $105,052,500, comprised of the proceeds from the Offering and the proceeds of the sale of the Private Placement Units, net of the underwriting commissions, discounts, and offering expenses, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. If we do not complete an initial business combination by March 29, 2023 (or until December 29, 2023 if we extend the period of time to consummate a business combination), the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

On June 30, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our Sponsor. On October 26, 2021 we entered into an Amendment to the Promissory Note with the Sponsor. Pursuant to the terms of our Amended Promissory Note, we may borrow up to an aggregate principal amount of $300,000. The Amended Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the completion of our initial public offering. As of December 31, 2022, there were no amounts outstanding under any such loans.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our public shares, or less in certain circumstances, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. As of December 31, 2022, there were no amounts outstanding under the any such loans.

On March 24, 2023, we held a Special Meeting of Stockholders where the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0345 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company also made an amendment to the Company’s investment management trust agreement (the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period from March 29, 2023 to December 29, 2023, and updating certain defined terms in the Trust Agreement.

If we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, extend the period of time to consummate a Business Combination by an additional nine months, provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $191,666 or (y) $0.0575 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension until December 29, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans that we may draw down made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to Koo Dom Investment LLC, our sponsor, of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units;

●	At the closing of our initial business combination, we may pay customary financial consulting fees. We may pay such financial consulting fees in the event our initial shareholders, officers, directors or their affiliates provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from IPO to December 31, 2022 totaled approximately $160,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the period from June 9, 2021 (inception) through December 31, 2022.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the period from June 9, 2021(inception) through December 31, 2022.

All Other Fees. We did not pay Adeptus for other services for the period from June 9, 2021 (inception) through December 31, 2022.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities. (3)
10.1	Letter Agreement among the Registrant and our officers, directors and Koo Dom Investment LLC (1)
10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement between the Registrant and certain security holders (1)
10.6	Placement Unit Purchase Agreement between the Registrant and Koo Dom Investment LLC (1)
10.5	Administrative Services Agreement between Koo Dom Investment LLC and the Registrant. (1)
10.7	Form of Indemnification Agreement (1)
21.1	List of Subsidiaries*
14.1	Code of Ethics. (2)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 30, 2021.
(2)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338).
(3)	Incorporated by reference to Annual Report Form 10-K filed with the SEC on March 31, 2022.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2023.

AROGO CAPITAL ACQUISITION CORP.

By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Suradech Taweesaengsakulthai	Chief Executive Officer and Director	March 31, 2023
Suradech Taweesaengsakulthai	(Principal Executive Officer)

/s/ Suthee Chivaphongse	Chief Financial Officer	March 31, 2023
Suthee Chivaphongse	(Principal Financial and Accounting Officer)

/s/ Chee Han Wen	Chief Strategy Officer	March 31, 2023
Chee Han Wen

/s/ H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	Director	March 31, 2023
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar

/s/ Somnuek Anakwat	Director	March 31, 2023
Somnuek Anakwat

/s/ J. Gerald Combs	Director	March 31, 2023
J. Gerald Combs

AROGO CAPITAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 3686)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from June 9, 2021 (inception) through December 31, 2021	F-6
Notes to the Financial Statements	F7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arogo Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arogo Capital Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and the period of June 9, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period of June 9, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ocean, New Jersey March 30, 2023

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEET

	December 31,	December 31,
	2022 (Audited)	2021 (Audited)
ASSETS
Current Assets-Cash	$52,989	$969,787
Prepaid expenses	81,545	26,800
Total Current Asset	134,534	996,587

Cash and marketable securities held in the trust	105,941,664	105,052,500
Total assets	$106,076,198	$106,049,087

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$568,844	$23,982
Accrued offering costs	-	45,000
Other Payables	80,000	9,111
Tax Payable	109,749	112,876
Income tax payable	165,799
Due to related parties	67,198	47,198
Total Current liabilities	991,590	238,167

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	4,614,090	3,860,667

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,350,000 shares issued and outstanding at redemption value of $10.24 per share and $10.15 per share at December 31, 2022 and December 31,2021 respectively	105,941,664	105,052,500
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption) at 31 December, 2022 and 31 December, 2021 respectively	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding(1) at 31 December, 2022 and 31 December, 2021	259	259

Additional paid in capital	-	-
Accumulated deficit	(4,479,864)	(2,864,388)
Total shareholders’ deficit	(4,479,556)	(2,864,080)
Total liabilities and shareholders’ deficit	$106,076,198	$106,049,087

(1)	On October 11, 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these audited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

	For the Year Ended	For the Period From June 9, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
Formation and Operating costs	$1,462,908	$34,415
Franchise tax	200,050	112,876
Loss from operation	(1,662,958)	(147,291)

Other Income
Interest earned	18	-
Unrealised Gain/Loss on marketable securities hold in the trust account	1,102,427	-
Other Income (Loss)	1,102,445	-
Income (Loss) before income taxes	(560,513)	(147,291)
Income tax expense	(165,799)	-
Net Income (Loss)	$(726,312)	$(147,291)

Weighted average shares outstanding, basic and diluted(1)	3,079,525	2,594,563
Basic and diluted net loss per common share	$(0.24)	$(0.06)

(1)	On October 11 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these audited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 9, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor(1)		-	2,587,500	259	24,741	-	25,000
Sale of IPO Units	10,350,000	1,035			103,498,965		103,500,000
Sale of Private Placement Units	466,150	46			4,661,453		4,661,500
Issuance of representative shares	25,875	3			258,747		258,750
Transaction and Underwriting cost					(6,109,539)		(6,109,539)
Class A common stock subject to redemption	(10,350,000)	(1,035)			(105,051,465)		(105,052,500)
Accretion APIC deficit					2,717,097	(2,717,097)	-
Net loss	-	-	-	-	-	(147,291)	(147,291)
Balance – December 31, 2021	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)
Net loss	-	-	-	-	-	(494,409)	(494,409)
Balance – June 30, 2022 (Unaudited)	492,025	$49	2,587,500	259	-	$(3,543,241)	(3,542,933)
Net Income	-	-	-	-	-	136,432	136,432
Balance – September 30, 2022 (Unaudited)	492,025	49	2,587,500	259	-	(3,406,809)	(3,406,501)
Net Loss	-	-	-	-	-	(183,891)	(183,891)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(889,164)	(889,164)
Balance – December 31, 2022	492,025	49	2,587,500	259		(4,479,864)	(4,479,556)

(1)	On October 11, 2021, the Sponsor surrendered and forfeited 287,500 founder shares for no consideration following which the Sponsor holds 2,587,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of these audited financial statements

AROGO CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended	For the Period From June 9, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(726,312)	$(147,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned	(18)	-
Unrealised Gain/loss from marketable securities hold in the trust account	(1,102,427)	-
Changes in operating assets and liabilities:
Prepaid expenses	(54,745)	(26,800)
Accrued expenses	544,862	23,982
Accrued Offering Cost	(45,000)	-
Other payables	70,889	9,111
Franchise tax payable	(3,127)	112,877
Income tax payable	165,799	-
Advanced from related parties	20,000	1,198
Net cash used in operating activities	(1,130,079)	(26,923)

Cash flows from investing activities:
Investment of Cash in Trust Account		(105,052,500)
Withdrawal from Trust Account	213,263	-
Net cash provided by (used in) investing activities	213,263	(105,052,500)

Cash flows from financing activities:
Interest earned on Cash account	$18	-
Advanced from related parties		1,000
Proceeds from issurance of Class B common stock to Sponsor		25,000
Payment of Offering Costs		(730,739)
Proceeds from sale of Units, net of underwriting discount		102,103,750
Proceeds from sale of private placement units		4,661,500
Payment of Accrued offering costs		(11,300)
Net cash provided by financing activities	18	106,049,211

Net change in cash	(916,798)	969,787
Cash at the beginning of the period	969,787	-
Cash at the end of the period	$52,989	$969,787

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$3,622,500	$3,622,500
Initial classification of Class A common stock subject to redemption	$-	$105,052,500
Re-measurement of common stock subject to redemption	899,164	-

The accompanying notes are an integral part of these audited financial statements

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination within 15 months (or 24 months as discussed in the Subsequent Events below) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Merger Agreement

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”).

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into EON, with EON continuing as the surviving corporation (the “Surviving Corporation”).

As consideration for the Merger, the holders of EON securities collectively shall be entitled to receive from Arogo, in the aggregate, a number of the Company securities with an aggregate value equal to (the “Merger Consideration”) (a) Five Hundred and Fifty Million U.S. Dollars ($550,000,000) minus (b) the amount of Closing Net Indebtedness (the total portion of the Merger Consideration amount payable to all EON Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”). Additionally, the Company shall make available to EON (x) up to $105,052,500 Million U.S. Dollars for working capital use and general corporate purposes, assuming no redemptions (the “Primary Capital”) and (y) the proceeds from any PIPE Investment, any other alternative PIPE Investment and any other Private Placements, subject to the Closing conditions. The closing of a PIPE investment is not a condition to closing of the Merger Agreement. There is no minimum cash condition to the closing of the Merger Agreement.

Liquidity and Management’s Plan

As of December 31, 2022 and December 31, 2021 the Company had cash of $52,989 and $969,787 respectively and working capital deficit of $857,056 and a working capital surplus $758,420 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $52,989 and $969,787 for December 31, 2022 and December 31, 2021, respectively and no cash equivalents as of December 31, 2022 and December 31, 2021

Cash held in Trust Account

At December 31, 2022 and December 31, 2021 the Company had $105,941,664 and $105,052,500 in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021 the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $105,941,664 and $105,052,500 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate from continuing operations for the year ended December 31, 2022 and December 31, 2021 was -29.58% and 0.00% respectively.

Income taxes was accrued for $165,799 and $0 for the year ended December 31, 2022 and December 31, 2021.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company did not have derivative instruments as of December 31, 2022 and 2021.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of December 31, 2022 and 2021, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through December 31, 2022, the related parties paid $67,198 on behalf of the Company. As of December 31, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31 2021, there were 492,025 shares of Class A common stock issued and outstanding. As of December 31, 2022 and December 31, 2021 there were 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and upon its review, the Company identified the following subsequent event:

Charter Amendment

At the March 24, 2023, Shareholders Meeting, the Company’s shareholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”), and the Company subsequently filed the Amendment to the Amended and Restated Certificate of Incorporation with the state of Delaware. The Charter Amendment allows the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on December 29, 2021, which we refer to as the “Offering” or the “IPO,” from March 29, 2023 (the “Termination Date”) to December 29, 2023 or such earlier date as determined by the board of directors, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $191,666 or (y) $0.0575 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension until December 29, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Shareholders Meeting, holders of 5,289,280 of the Company’s Class A Common Stock (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.45 per share, for an aggregate of approximately $55,272,976. Following the payment of the redemptions, the Trust Account has a balance of approximately $50,668,688 after the Extension Payment. On March 29, 2023 the Company caused to be deposited Extension Payment into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 29, 2023 to April 29, 2023.