Form 10-Q
period 2023-03-31
Arogo Capital Acquisition Corp.
filed 2023-05-15
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 5,060,720 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii
PART I - FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Statements of Operations for the three months ended March 31, 2022 and 2023 (Unaudited)	2
	Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2023 (Unaudited) and for the three months ended March 31, 2022 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2022 and 2023 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION:		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include but are not limited to the “Summary Risk Factors” and “Risk Factors” described herein.

You should read the matters described and incorporated by reference in “Summary Risk Factors” and “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report, as applicable. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

ii

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash	$195,987	$52,989
Prepaid expenses	113,545	81,545
Total current assets	309,532	134,534

Cash and marketable securities held in the trust	106,713,361	105,941,664
Total assets	$107,022,893	$106,076,198

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$568,844	$568,844
Other payables	110,000	80,000
Tax payable	80,000	109,749
Income tax payable	208,439	165,799
Working capital loan	140,000	-
Advanced from related parties	67,198	67,198
Total current liabilities	1,174,481	991,590

Deferred underwriting commission	3,622,500	3,622,500
Total liabilities	4,796,981	4,614,090

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,350,000 shares issued and outstanding at redemption value of $10.31 per share and $10.24 per share at March 31, 2023 and December 31,2022 respectively	106,713,361	105,941,664
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 10,350,000 share subject to possible redemption) at March 31,2023 and December 31, 2022	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding at March 31, 2023 and December 31, 2022	259	259

Additional paid in capital	-	-
Accumulated deficit	(4,487,757)	(4,479,864)
Total shareholders’ deficit	(4,487,449)	(4,479,556)
Total liabilities and shareholders’ deficit	$107,022,893	$106,076,198

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Period Three Month Ended	For the Period Three Month Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Formation and operating costs	$173,083	$122,521
Franchise tax	80,000	-
Loss from operation	(253,083)	(122,521)

Interest earned	12	-
Unrealized gain/loss on marketable securities held in the trust account	1,059,514	(61,923)
Other Income (Loss)	1,059,526	(61,923)
Income (Loss) before provision for income taxes	806,443	(184,444)
Provision for income taxes	(42,640)	-
Net Income (Loss)	$763,803	$(184,444)

Weighted average shares outstanding, basic and diluted	3,079,525	2,705,131
Basic and diluted net loss per common share	$0.25	$(0.07)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023	492,025	$49	2,587,500	259	-	$(4,487,757)	(4,487,449)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Period Three Month Ended	For the Period Three Month Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net Income (Loss)	$763,803	$(184,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(12)	-
Unrealized gain/loss from marketable securities held in the trust account	(1,059,514)	61,923
Changes in operating assets and liabilities:
Prepaid expenses	(32,000)	(180,970)
Accrued expenses	-	(7,319)
Other payables	30,000	(9,111)
Franchise tax payable	(29,749)	-
Income tax payable	42,640	-
Net cash used in operating activities	(284,832)	(319,921)

Cash flows from investing activities:
Withdrawal from Trust Account	287,818	-
Net cash provided by investing activities	287,818	-

Cash flows from financing activities:
Interest earned on Cash account	12	-
Proceeds from sponsor working capital loan	140,000	-
Net cash provided by financing activities	140,012	-

Net change in cash	142,998	(319,921)
Cash at the beginning of the period	52,989	969,787
Cash at the end of the period	$195,987	$649,866

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$3,622,500	$3,622,500
Value of Class A common stock subject to redemption	$106,713,361	$105,052,500
Re-measurement of common stock subject to redemption	771,696	-

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

Notes to the UNAUDITED financial statements

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company. Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, on April 6, 2023, approximately $54,675,740 was removed from the Trust Account to pay such holders. See Note 5, Subsequent Events.

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

Liquidity and Management’s Plan

As of March 31, 2023 and December 31, 2022 the Company had cash of $195,987 and $52,989 respectively and working capital deficit of $864,949 and a working capital surplus $758,420 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $195,987 and $52,989 for March 31, 2023 and December 31, 2022, respectively and no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash held in Trust Account

At March 31, 2023 and December 31, 2022 the Company had $106,713,361 and $105,941,664 in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022 the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $106,713,361 and $105,941,664 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $208,439 for the three months ended March 31, 2023 and the income tax payable for December 31, 2022 was $165,799.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company did not have derivative instruments as of March 31, 2023 and December 31, 2022.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of March 31, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through March 31, 2023, the related parties paid $67,198 on behalf of the Company. As of March 31, 2023 and December 31, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were $140,000 and $0 outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31 2022, there were 492,025 shares of Class A common stock issued and outstanding. As of March 31, 2023 and December 31, 2022 there were 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statement.

On March 24, 2023, the Company held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company. Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, on April 6, 2023, approximately $54,675,740 was removed from the Trust Account to pay such holders.

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

We have until December 29, 2023 to complete the initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month period (or up to 21-month time period).

Charter Amendment Regarding Extension and Share Redemptions

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on March 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, approximately $54,675,740 was removed from the Trust Account on April 6, 2023 to pay such holders.

Following the redemption and the related payment, the Company’s remaining shares of Class A common stock outstanding were 5,060,720. The Company deposited into the Trust Account $191,666 for the initial extension period (commencing March 29, 2023 and ending April 29, 2023).

The Company also made an amendment to the Company’s investment management trust agreement (the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period from March 29, 2023 to December 29, 2023, and updating certain defined terms in the Trust Agreement (the “First Amendment to the Trust Agreement”).

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

Merger Consideration

As consideration for the Merger, the holders of EON securities collectively shall be entitled to receive from Arogo, in the aggregate, a number of Arogo securities with an aggregate value equal to (the “Merger Consideration”) (a) $550,000,000 minus (b) the amount of Closing Net Indebtedness (the total portion of the Merger Consideration amount payable to all EON Stockholders in accordance with the Merger Agreement is also referred to herein as the “Stockholder Merger Consideration”). Additionally, the Company shall make available to EON (x) up to $105,052,500 Million U.S. Dollars for working capital use and general corporate purposes, assuming no redemptions (the “Primary Capital”) and (y) the proceeds from any PIPE Investment, any other alternative PIPE Investment and any other Private Placements, subject to the Closing conditions. The closing of a PIPE investment is not a condition to closing of the Merger Agreement. There is no minimum cash condition to the closing of the Merger Agreement.

The Merger Consideration otherwise payable to EON stockholders is subject to the withholding of a number of shares of Arogo common stock equal to 3.0% of the Merger Consideration (the “Escrow Shares”) to be placed in escrow for post-closing adjustments (if any) to the Merger Consideration (the “Escrow Amount”), after the Closing, based on confirmed amounts of the Closing Net Indebtedness of EON as of the Closing Date. If the adjustment is a negative adjustment in favor of Arogo, the escrow agent shall distribute to Arogo a number of Escrow Shares of Arogo common stock with a value equal to the adjustment amount divided by the redemption price. If the adjustment is a positive adjustment in favor of EON, Arogo will issue to the EON stockholders an additional number of Escrow Shares of Arogo common stock with a value equal to the adjustment amount divided by the redemption price.

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

Restrictive Covenant Agreement

Arogo, Purchaser Representative and certain of their respective stockholders (the “Purchaser Parties”) have entered into a Restrictive Covenant Agreement with EON and its affiliates for a period commencing on the Closing Date and ending on the fifth (5th) anniversary thereof (the “Restrictive Period”), wherein the Purchaser Parties shall not, without the prior written consent of Seller Representative, directly or indirectly own any interest in, manage, control, participate in, consult with, render services for or be or become engaged or involved in any Restricted Business subject to certain exceptions more fully described in the exhibit herein.

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

For more information about the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on April 26, 2022, and the prospectus/proxy statement included in a Registration Statement on Form S-4 that we filed with the SEC relating to the proposed Merger Agreement on October 7, 2022. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Merger Agreement and does not contain the risks associated with the proposed Merger Agreement. Such risks and effects relating to the proposed Merger Agreement are included in the preliminary prospectus/proxy statement included in a Registration Statement on Form S-4, as amended, and filed with the SEC on February 13, 2023.

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

Results of Operations

As of March 31, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through March 31, 2023, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through March 31, 2023, we had a net income of $763,803, which was resulted entirely from formation and operating costs.

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

The net cash used in operating activities for the three-month period ended March 31, 2023, was $284,832.

As of March 31, 2023, we had investments of $106,713,361 held in the Trust Accounts. On May 15, 2023, as a result of the stockholder redemptions described below under the heading Special Meeting and Aggregate Redemptions, we had $54,675,740 in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we withdrew $287,818 interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $195,987 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

Special Meeting and Aggregate Redemptions

On March 24, 2023, the Company held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extended the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company. Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, on April 6, 2023, approximately $54,675,740 was removed from the Trust Account to pay such holders. In connection with our business combination, the remaining stockholders will have an additional chance to redeem their common stock. If redemptions are high, we may have difficulty in having enough cash to close our business combination.

Extension Payment Deposit

On March 29, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 29, 2023 to April 29, 2023. On April 25, 2023, it caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 29, 2023 to May 29, 2023 (the “Extension”). The Extension is the second of nine-monthly extensions permitted under the Company’s governing documents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement filed with the SEC on February 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC on February 14, 2023, our Annual Report on Form 10-K for the year ended December 31, 2021 and December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of the Public Shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the purpose of the excise tax legislation. The IR Act applies only to repurchases that occur after December 31, 2022. It is unclear at this time how and to what extent it will apply to future redemptions of the Public Shares.

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

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of March 31, 2023, we had cash of $195,987 held outside of the trust account established in connection with our initial public offering, and available for working capital purposes.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part 1, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and restated Certificate of Incorporation (2)

10.1	Form of First Amendment to the Trust Agreement (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338), filed with the SEC on September 3, 2021.

(2)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on April 18, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer