Form 10-Q
period 2023-06-30
Arogo Capital Acquisition Corp.
filed 2023-08-21
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 5,060,270 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEET

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$15,147	$52,989
Prepaid expenses	75,545	81,545
Total Current Asset	90,692	134,534

Cash and marketable securities held in the trust	53,520,228	105,941,664
Total assets	$53,610,920	$106,076,198

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$610,845	$568,844
Other Payables	140,000	80,000
Tax Payable	40,000	109,749
Income tax payable	-	165,799
Working capital loan	140,000	-
Extension loan	766,664	-
Advanced from related parties	67,198	67,198
Total Current liabilities	1,764,707	991,590

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	5,387,207	4,614,090

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,060,720 and 10,350,000 shares issued and outstanding at redemption value of $10.581 per share and $10.24 per share at June 30, 2023 and December 31,2022 respectively	53,520,228	105,941,664
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 5,060,720 and 10,350,000 share subject to possible redemption) at June 30,2023 and December 31, 2022	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding (1) on June 30, 2023 and December 31, 2022	259	259

Additional paid in capital	-	-
Accumulated deficit	(5,296,823)	(4,479,864)
Total shareholders’ deficit	(5,296,515)	(4,479,556)
Total liabilities and shareholders’ deficit	$53,610,920	$106,076,198

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Period Three Months Ended	For the Period Six Months Ended	For the Period Three Month Ended	For the Period Six Months Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$125,048	$298,131	$644,202	$766,723
Franchise tax	40,000	120,000	-	-
Loss from operation	(165,048)	(418,131)	(644,202)	(766,723)

Interest earned	7	19	9	9
Unrealised Gain/Loss on marketable securities hold in the trust account	881,224	1,940,738	149,784	87,861
Other Income (Loss)	881,231	1,940,757	149,793	87,870
Income (Loss) before provision for income taxes	716,183	1,522,626	(494,409)	(678,853)
Provision for income taxes	(42,640)	(85,280)	-	-
Net Income (Loss)	$673,543	$1,437,346	$(494,409)	$(678,853)

Weighted average shares outstanding, basic and diluted	3,079,525	3,079,525	2,746,051	2,746,051
Basic and diluted net loss per common share	$0.22	0.47	$(0.18)	(0.25)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023 (Unaudited)	492,025	$49	2,587,500	$259	-	$(4,487,757)	$(4,487,449)
Net income	-	-	-	-	-	673,543	673,543
Additional amount deposited into trust ($0.0379 per common stock subject to possible redemption)	-	-	-	-	-	(766,664)	(766,664)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(715,945)	(715,945)
Balance - June 30, 2023 (Unaudited)	492,025	$49	2,587,500	$259	-	$(5,296,823)	$(5,296,515)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)
Net loss	-	-	-	-	-	(494.409)	(494,409)
Balance – June 30, 2022	492,025	$49	2,587,500	$259	$-	$(3,543,241)	$(3,542,933)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Period Six Months Ended	For the Period Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (Loss)	$1,437,346	$(678,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned	(19)	(9)
Unrealized Gain/Loss from marketable securities hold in the trust account	(1,940,738)	(87,861)
Changes in operating assets and liabilities:
Prepaid expenses	6,000	(138,895)
Accrued expenses	42,000	118,275
Accrued offering costs	-	(45,000)
Other payables	60,000	10,889
Advanced from related parties	-	20,000
Franchise tax payable	(69,748)	45,151
Income tax payable	(165,799)	-
Net cash used in operating activities	(630,958)	(756,303)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	54,675,740	-
Investment of Cash in Trust Account - extension	(766,664)	-
Withdrawal from Trust Account	453,097	-
Net cash used in investing activities	54,362,173	-

Cash flows from financing activities:
Interest earned on Cash account	19	9
Redemption of common stock	(54,675,740)	-
Proceeds from sponsor working capital loan	140,000	-
Proceeds from extension loan	766,664	-
Net cash provided by financing activities	(53,769,057)	9

Net change in cash	(37,842)	(756,294)
Cash at the beginning of the period	52,989	969,787
Cash at the end of the period	$15,147	$213,493

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$3,622,500
Value of Class A common stock subject to redemption	$53,520,228	$105,052,500
Re-measurement of common stock subject to redemption	1,487,641	-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Charter Amendment

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on March 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,060,720. The Sponsor has continued to make monthly deposits into the Trust Account of $191,666 for five of the nine monthly extensions, from March 29, 2023 until August 29, 2023.

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

Liquidity and Management’s Plan

As of June 30, 2023 and December 31, 2022 the Company had cash of $15,147 and $52,989 respectively and working capital deficit of $1,674,015 and a working capital surplus $758,420 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $15,147 and $52,989 for June 30, 2023 and December 31, 2022, respectively and no cash equivalents as of June 30, 2023 and December 31, 2022.

Cash held in Trust Account

At June 30, 2023 and December 31, 2022 the Company had $53,520,228 and $105,941,664 in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022 the 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $53,520,228 and $105,941,664 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the six months ended June 30, 2023 and the income tax payable for December 31, 2022 was $165,799.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and is therefore classified as temporary equity on condensed consolidated balance sheet.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31, 2022, there are 50,60,720 and 10,350,000 Class A Common Stocks subject to possible redemption.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company did not have derivative instruments as of June 30, 2023 and December 31, 2022.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of June 30, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through June 30, 2023, the related parties paid $67,198 on behalf of the Company. As of June 30, 2023 and December 31, 2022, there was $67,198 due to the related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were $140,000 and $0 outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31 2022, there were 492,025 shares of Class A common stock issued and outstanding exclude shares subject to redemption. As of June 30, 2023 and December 31, 2022 there were 5,060,720 and 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

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

Charter Amendment Regarding Extension and Share Redemptions

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on March 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,060,720. The Sponsor has continued to make monthly deposits into the Trust Account of $191,666 for five of the nine monthly extensions, from March 29, 2023 until August 29, 2023.

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

Results of Operations

As of June 30, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through June 30, 2023, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through June 30, 2023, we had a net income of $563,743, which was resulted entirely from formation and operating costs.

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

The net cash used in operating activities for the six-month period ended June 30, 2023, was $630,958.

As of June 30, 2023, we had investments of $53,520,228 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $15,147 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 29, 2023, (or until December 29, 2023 if we choose to extend) then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 29, 2023 (or December 29, 2023).

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, and July 25, 2023, the Company caused to be deposited the $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by five months from March 29, 2023 to August 29, 2023. On April 25, 2023, it caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, representing $0.0378 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 29, 2023 to May 29, 2023 (the “Extension”). The July 25, 2023 deposit extension is the fifth of the nine-monthly extensions permitted under the Company’s governing documents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of June 30, 2023, we had cash of $15,147 held outside of the trust account established in connection with our initial public offering, and available for working capital purposes.

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

AROGO CAPITAL ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: August 21, 2023	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer