Form 10-Q
period 2023-09-30
Arogo Capital Acquisition Corp.
filed 2023-11-14
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 1,762,409 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Balance Sheet as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	1
	Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	2
	Statement of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2023 (Unaudited) and for the three and nine months ended September 30, 2022 (Unaudited)	3
	Statement of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the nine months ended September 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION:		21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$29,872	$52,989
Prepaid expenses	37,544	81,545
Total Current Asset	67,416	134,534

Cash and marketable securities held in the trust	54,511,491	105,941,664
Total assets	$54,578,907	$106,076,198

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$583,844	$568,844
Other Payables	170,000	80,000
Tax Payable	40,000	109,749
Income tax payable	42,640	165,799
Working capital loan	180,000	-
Extension loan	1,149,996	-
Due to related party	120,722
Advanced from related parties	67,198	67,198
Total Current liabilities	2,354,400	991,590

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	5,976,900	4,614,090

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,060,720 and 10,350,000 shares issued and outstanding at redemption value of $10.78 per share and $10.24 per share at September 30, 2023 and December 31,2022 respectively	54,511,491	105,941,664
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 5,060,720 and 10,350,000 share subject to possible redemption) at September 30,2023 and December 31, 2022	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding (1) on September 30, 2023 and December 31, 2022	259	259

Additional paid in capital	-	-
Accumulated deficit	(5,909,792)	(4,479,864)
Total shareholders’ deficit	(5,909,484)	(4,479,556)
Total liabilities and shareholders’ deficit	$54,578,907	$106,076,198

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Period Three Months Ended	For the Period Nine Months Ended	For the Period Three Month Ended	For the Period Nine Months Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$187,003	$485,134	$136,090	$902,814
Franchise tax	40,000	160,000	-	-
Loss from operation	(227,003)	(645,134)	(136,090)	(902,814)

Interest earned	6	25	4	13
Unrealised Gain/Loss on marketable securities hold in the trust account	690,570	2,631,309	272,518	360,380
Other Income (Loss)	690,576	2,631,334	272,522	360,393
Income (Loss) before provision for income taxes	463,573	1,986,200	136,432	(542,421)
Provision for income taxes	(85,280)	(170,560)	-	-
Net Income (Loss)	$378,293	$1,815,640	$136,432	$(542,421)

Weighted average shares outstanding, basic and diluted	3,079,525	3,079,525	3,079,525	3,079,525
Basic and diluted net income (loss) per common share	$0.12	0.59	$0.04	(0.18)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023 (Unaudited)	492,025	$49	2,587,500	$259	-	$(4,487,757)	$(4,487,449)
Net income	-	-	-	-	-	673,543	673,543
Additional amount deposited into trust ($0.0379 per common stock subject to possible redemption)	-	-	-	-	-	(766,664)	(766,664)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(715,945)	(715,945)
Balance - June 30, 2023 (Unaudited)	492,025	$49	2,587,500	$259	-	$(5,296,823)	$(5,296,515)
Net income	-	-	-	-	-	378,293	378,293
Additional amount deposit into trust ($0.0379 per common stock subject to possible redemption)	-	-	-	-	-	(383,332)	(383,332)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(607,930)	(607,930)
Balance – September 30, 2023 (Unaudited)	492,025	$49	2,587,500	$259	-	$(5,909,792)	$(5,909,484)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(184,444)	(184,444)
Balance – March 31, 2022 (Unaudited)	492,025	$49	2,587,500	$259	$-	$(3,048,832)	$(3,048,524)
Net loss	-	-	-	-	-	(494,409)	(494,409)
Balance – June 30, 2022	492,025	$49	2,587,500	$259	$-	$(3,543,241)	$(3,542,933)
Net income	-	-	-	-	-	136,432	136,432
Balance – September 30, 2022	492,025	$49	2,587,500	$259	-	$(3,406,809)	$(3,406,501)

The accompanying notes are an integral part of these unaudited financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Period Nine Months Ended	For the Period Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (Loss)	$1,815,640	$(542,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(25)	(13)
Unrealized Gain/Loss from marketable securities held in the trust account	(2,631,309)	(360,380)
Changes in operating assets and liabilities:
Prepaid expenses	44,001	(96,820)
Accrued expenses	15,000	118,275
Accrued offering costs	-	(45,000)
Other payables	90,000	40,889
Advanced from related parties	-	20,000
Franchise tax payable	(69,749)	(90,301)
Due to related party	120,722	-
Income tax payable	(123,159)	-
Net cash used in operating activities	(738,879)	(955,771)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	54,675,740	-
Investment of Cash in Trust Account - extension	(1,149,996)	-
Withdrawal from Trust Account	535,737	97,500
Net cash used in investing activities	54,061,481	97,500

Cash flows from financing activities:
Interest earned on Cash account	25	13
Redemption of common stock	(54,675,740)	-
Proceeds from sponsor working capital loan	180,000	-
Proceeds from extension loan	1,149,996	-
Net cash provided by financing activities	(53,345,719)	13

Net change in cash	(23,117)	(858,258)
Cash at the beginning of the period	52,989	969,787
Cash at the end of the period	$29,872	$111,529

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$3,622,500
Value of Class A common stock subject to redemption	$54,551,491	$105,052,500
Re-measurement of common stock subject to redemption	2,095,571	-

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Charter Amendments

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

On September 21, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from December 29, 2023 to December 29, 2024, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. As a result, approximately $35,448,259 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 until October 29, 2023.

The Company also made an amendment to the Company’s investment management trust agreement (the “Trust Agreement”), dated as of December 23, 2021, as amended by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period from December 29 2023 to December 29, 2024, and updating certain defined terms in the Trust Agreement (the “Second Amendment to the Trust Agreement”).

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

Termination of Proposed Business Combination

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

On November 7, 2023, the Company sent EON a termination notice (the “Termination Notice”) that the Company had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Agreements, pursuant to Section 8.1 (Termination) thereof and as a remedy at law, based on breaches by EON of certain covenants contained in the Business Combination Agreement.

The Termination Notice does not constitute a waiver of, and shall not prejudice any of the Company’s rights under the Business Combination Agreement or at law. The Company reserves all such rights in full to pursue any and all loss of Arogo, Arogo Representative, and the shareholders of the Company with respect to the Termination.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the text of the Business Combination Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2022, and the BCA Amendment, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2022, which is incorporated by reference herein.

Liquidity and Management’s Plan

As of September 30, 2023 and December 31, 2022 the Company had cash of $29,872 and $52,989 respectively and working capital deficit of $2,286,984 and a working capital surplus $758,420 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $29,872 and $52,989 for September 30, 2023 and December 31, 2022, respectively and no cash equivalents as of September 30, 2023 and December 31, 2022.

Cash held in Trust Account

At September 30, 2023 and December 31, 2022 the Company had $54,511,491 and $105,941,664 in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022 the 5,060,720 and 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $54,511,491 and $105,941,664 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes were accrued for $42,640 for the nine months ended September 30, 2023 and the income tax payable for December 31, 2022 was $165,799.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company did not have derivative instruments as of September 30, 2023 and December 31, 2022.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of September 30, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through September 30, 2023, the related parties paid $187,920 on behalf of the Company. As of September 30, 2023 and December 31, 2022, there was $187,920 and $0 due to the related parties respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $30,000 for the three-months ended September 30, 2023 and 2022. The administrative expense was $90,000 for the nine-months ended September 30, 2023 and 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were $180,000 and $0 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 29, 2023 to October 29, 2023 (the “Extension”). The total extension payment the Company has deposited in the trust account is $1,149,996 as of September 30, 2023 and $0 as of December 31, 2022.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31 2022, there were 492,025 shares of Class A common stock issued and outstanding. As of September 30, 2023 and December 31, 2022 there were 50,60,720 and 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statement other than described as below.

On November 7, 2023, the Company sent EON a termination notice (the “Termination Notice”) that the Company had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Agreements, pursuant to Section 8.1 (Termination) thereof and as a remedy at law, based on breaches by EON of certain covenants contained in the Business Combination Agreement. Please see the Current Report on Form 8-K filed with the SEC on November 9, 2023 for further disclosure of the Termination Notice.

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

We have until December 29, 2024, to complete the initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 29, 2024.

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

On September 21, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from December 29, 2023 to December 29, 2024, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. As a result, approximately $35,448,259 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 until October 29, 2023.

The Company also made an amendment to the Company’s investment management trust agreement (the “Trust Agreement”), dated as of December 23, 2021, as amended by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period from December 29 2023 to December 29, 2024, and updating certain defined terms in the Trust Agreement (the “Second Amendment to the Trust Agreement”).

Termination of Proposed Business Combination

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

As previously disclosed by us in our current report on Form 8-K filed with the SEC on April 26, 2022, on November 7, 2023, we sent EON a termination notice (the “Termination Notice”) that we had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Agreements, pursuant to Section 8.1 (Termination) thereof and as a remedy at law, based on breaches by EON of certain covenants contained in the Business Combination Agreement.

The Termination Notice does not constitute a waiver of and shall not prejudice any of our rights under the Business Combination Agreement or at law. We reserve all such rights in full to pursue any and all loss of the Company, our Representative, and our shareholders with respect to the Termination.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the text of the Business Combination Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2022, and the BCA Amendment, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2022, which is incorporated by reference herein.

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

Results of Operations

As of September 30, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through September 30, 2023, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the period from June 9, 2021 (inception) through September 30, 2023, we had a net income of $942,037, which was resulted entirely from formation and operating costs.

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

The net cash used in operating activities for the nine-month period ended September 30, 2023, was $738,879.

As of September 30, 2023, we had investments of $54,511,491 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $29,872 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 29, 2023, (or until December 29, 2023 if we choose to extend) then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 29, 2024.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 29, 2023 to October 29, 2023 (the “Extension”).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of September 30, 2023, we had cash of $29,872 held outside of the trust account established in connection with our initial public offering, and available for working capital purposes.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part 1, Item 2 of this Quarterly Report.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On September 21, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). In connection with the Extension, stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. We paid cash in the aggregate amount of $35,448,259 to redeeming shareholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and restated Certificate of Incorporation (2)
10.1	Form of Second Amendment to the Trust Agreement *
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338), filed with the SEC on September 3, 2021.

(2)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on September 28, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer