Form 10-K
period 2023-12-31
Arogo Capital Acquisition Corp.
filed 2024-05-10
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2023, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $52,829,219, based on a closing market price of $10.44 on the Nasdaq Stock Market.

As of May 9, 2024, 1,762,409 shares of Class A Common Stock, par value $0.0001 per share, and 2,587,500 shares of Class B Common Stock, $0.0001 par value per share, issued and outstanding.

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

Overview

We are a blank check company incorporated on June 9, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

Our Sponsor is Singto, LLC, f/k/a Koo Dom Investment, LLC, a Delaware limited liability company. On June 30, 2021, our Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On October 11, 2021, our sponsor surrendered 287,500 founder shares to the Company for cancellation.

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

On February 11, 2022, the Class A Common Stock and Public Warrant included in the Units began separate trading.

Charter Amendments

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “First Special Meeting”). At the First Special Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on March 28, 2023. At the First Special Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

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

On September 21, 2023, the Company held a Special Meeting of Stockholders (the “Second Special Meeting”). At the Second Special Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Second Special Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from December 29, 2023 to December 29, 2024, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. As a result, approximately $35,448,259 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 until April 29, 2024.

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

Termination of Proposed Business Combination

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Singto, LLC, f/k/a Koo Dom Investment, LLC, a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”). The Business Combination agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022, and on October 7, 2022.

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

Registration Statement on Form S-4 Declared Abandoned

The Company filed a Registration Statement on Form S-4 with the SEC on October 7, 2022, to register the issuance of the Company Common Stock that will be issued at the consummation of the Business Combination, the warrants exercisable for Company Common Stock that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Company Common Stock issuable upon exercise of such warrants. The Company filed an Amendment No. 1 thereto on February 13, 2023. We use the term “Arogo Form S-4” to refer to the original registration statement as amended by the first amendment and as it may be subsequently further amended. On February 6, 2024, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement as abandoned under the Securities Act of 1933, as amended.

Business Strategy and Competitive Advantages

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business focusing on operations or prospective operations in electric vehicles (EV) technology, smart mobility or sustainable transportation and related business ecosystem in Asia Pacific, primarily South East Asia, where our management team has extensive experience, especially in information technology, transportation operations, and manufacturing industries.

We believe that acquiring a leading high-growth technology company or assets in the transportation industry will provide a platform to fund consolidation and fuel growth for our company. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia Pacific, especially South East Asia as the geographical focus.

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

Initial Business Combination and Satisfaction of 80% Test

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. As of December 31, 2023, the balance of the funds in the Trust Account was approximately $15,564,675 (excluding $3,622,500 of the cash portion of the deferred underwriting commissions) and 80% thereof represents approximately $12,451,740.

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

Financial Position

With funds available for an initial business combination initially in the amount of $79,026, as of December 31, 2023, after payment of $3,622,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Manner of Conducting Redemptions

In connection with the initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of the initial business combination in connection with a stockholder meeting called to approve the initial business combination. In connection with a proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

The initial business combination requires the approval of our stockholders under the Merger Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

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

If in connection with a proposed initial business combination a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

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

If the initial business combination is not consummated and upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that in the event that the Company has not consummated an initial Business Combination by December 29, 2024, provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account $40,000 for each such one-month extension until December 29, 2024 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. If we are unable to complete our initial business combination by December 29, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 29, 2024.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by December 29, 2024. However, if our sponsor, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have entered into a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 29, 2024 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. However, if our sponsor, officers, or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 29, 2024.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 29, 2024, we may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 29, 2024, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 29, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 29, 2025 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 29, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 29, 2024, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Facilities

Our executive offices are located at 848 Brickell Avenue, Penthouse 5, Miami, FL 33131and our telephone number is (786) 442-1482.

We have agreed to pay Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of the Public Shares.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement filed with the SEC on February 13, 2023 and on November 23, 2022 and our Form 10-Q filed with the SEC on November 13, 2023.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, and may experience, cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity. The Board and/or our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the measures we are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

While cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

As of December 31, 2023, there were no holder of record of our Class A Common Stock and no holder of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

(f)	Use of Proceeds from the Initial Public Offering

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

On February 11, 2022, the Class A Common Stock and Public Warrants included in the Units began separate trading.

Transaction costs amounted to $6,524,539 consisting of $1,811,250 of underwriting fees, $3,622,500 of deferred underwriting fees and $1,090,789 of other offering costs. As of December 31, 2023, approximately $79,026 of cash, was held outside of the trust account established in connection with our initial public offering and is available for working capital purposes.

On December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds.

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

Our Sponsor is Singto, LLC, f/k/a Koo Dom Investment, LLC, a Delaware limited liability company. On June 30, 2021, our Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On October 11, 2021, our sponsor surrendered 287,500 founder shares to the Company for cancellation.

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

On February 11, 2022, the Class A Common Stock and Public Warrant included in the Units began separate trading.

Charter Amendments

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “First Special Meeting”). At the First Special Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on March 28, 2023. At the First Special Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.33 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

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

On September 21, 2023, the Company held a Special Meeting of Stockholders (the “Second Special Meeting”). At the Second Special Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Second Special Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from December 29, 2023 to December 29, 2024, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. As a result, approximately $35,448,259 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 until April 29, 2024.

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

Termination of Proposed Business Combination

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Arogo, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Singto, LLC, f/k/a Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”). On October 6, 2022, the parties to the Merger Agreement entered into that certain First Amendment to the Agreement and Plan of Merger (the “Amendment”). The Business Combination agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022, and on October 7, 2022.

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

Registration Statement on Form S-4 Declared Abandoned

The Company filed a Registration Statement on Form S-4 with the SEC on October 7, 2022, to register the issuance of the Company Common Stock that will be issued at the consummation of the Business Combination, the warrants exercisable for Company Common Stock that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Company Common Stock issuable upon exercise of such warrants. The Company filed an Amendment No. 1 thereto on February 13, 2023. We use the term “Arogo Form S-4” to refer to the original registration statement as amended by the first amendment and as it may be subsequently further amended. On February 6, 2024, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement as abandoned under the Securities Act of 1933, as amended.

Results of Operations

As of December 31, 2023, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through December 31, 2023, relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the year ended December 31, 2023, we had a net income of $1,461,815, which consists of formation and operating costs $1,162,659, franchise tax $200,000, income tax $299,623 interest earned in operating account $43, and interest earned on marketable securities held in the Trust Account of $3,124,054. For the year ended December 31, 2022, we had a net loss of $726,312 which consist of formation and operating costs of $1,462,908, franchise tax $200,050, interest earned in operating account $18 and interest earned on marketable securities hold in the trust account of $1,102,427. The difference between the two years operation because of the increase on interest rate and expenses related to business combination.

Liquidity and Capital Resources

On December 29, 2021, we consummated our initial public offering of 10,350,000 units at a price of $10.00 per unit, at $10.00 per unit, generating gross proceeds of $103.5 million. Simultaneously with the closing of our initial public offering, we consummated the private placement of an aggregate of 466,150 Units to Singto, LLC, f/k/a Koo Dom Investment, LLC, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,661,500.

For the year ended December 31, 2023, cash used in operating activities was $1,218,545. Net income of $1,461,815 was affected by unrealized gain on marketable securities held in the Trust Account of $3,124,054, interest earned in operating account of $43. Changes in operating assets and liabilities used $432,048 of cash for operating activities. For the year ended December 31, 2022, cash used in operating activities was $1,130,079. Net loss of $726,312 was affected by unrealized gain on marketable securities held in the Trust Account of $1,102,427 and interest earned in operating account of $18. Changes in operating assets and liabilities used $698,678 of cash for operating activities.

As of December 31, 2023, we had investments of $19,187,175 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2023, we withdrew $1,064,539 interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $79,026 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 29, 2024 then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 29, 2024.

Extension Payment Deposit

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 until April 29, 2024.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, the Company has identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Income (Loss) Per Common Stock

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

Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. On December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2023 and 2022, there are 1,762,409 and 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $19,187,175 and $105,052,500 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mr. Suradech Taweesaengsakulthai	57	Chief Executive Officer and Director
Mr. Chee Han Wen	47	Chief Strategy Officer
Mr. Suthee Chivaphongse	57	Chief Financial Officer
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	76	Director
Mr. Somnuek Anakwat	65	Director
Mr. J. Gerald Combs	74	Director

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

Notwithstanding the foregoing, as indicated above, other than the payment to Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, of $10,000 per month, for up to 21 months, for the office space, utilities, and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Mr. Suradech Taweesaengsakulthai	Cho Thavee Public Company Limited Cho Thavee Thermo-Tech Co. Ltd. Khonkaen Cho Thavee Co., Ltd Khon Kaen City Development (KKTT) Co., Ltd	System Integration for Logistics Company Manufacturing Company Engineering Project Management Services Company Development Initiative	President and CEO President and CEO Managing Director Co-Founder and Chairman
Chee Han Wen	Cho Thavee Public Company Limited	System Integration for Logistics Company	Executive Vice President & Chief Business Development Officer
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	Techna-X Berhad Ann Joo Resources Berhad Olympia Industries Berhad ORIX Leasing Malaysia Berhad Syarikat Pendidilan Staffield Berhad Asia Plantation Capital Berhad	Energy Storage Solutions Company Investment Company Investment Company Equipment Leasing Company Residential Education Company Commercial Plantation Company	Chairman Non-Executive Director Chairman and Independent Non-Executive Director Director Director Director
Mr. Somnuek Anakwat	N/A	N/A	N/A
J. Gerald Combs	CASH International Asset Management Ltd.	Asset Management Company	Chief Executive Officer
Suthee Chivaphongse	EDS Global Group CP. Ltd	Decontamination Services Company	Finance Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

As of the record date, there were 1,762,409 shares of Class A common stock and 2,587,500 shares of Class B common stock issued and outstanding. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Singto, LLC, f/k/a Koo Dom Investment, LLC	466,150	26.45%	2,482,500	95.94%	67.78%
Suradech Taweesaengsakulthai	—	—	30,000	1.15%	*
Chee Han Wen	—	—	30,000	1.15%	*
H.R.H. Tunku Naquiyuddin ibni Tunku Ja’afar	—	—	25,000	*	*
Somnuek Anakwat	—	—	6,000	*	*
J. Gerald Combs	—	—	8,000	*	*
Suthee Chivaphongse	—	—	6,000	*	*
All directors and executive officers as a group (6 individuals)	0	0%	105,000	4.01%	2.41%
Other 5% Stockholders
(3) Fir Tree Capital Management LP	160,703	9.12%	—	—	3.69%
(4) Spring Creek Capital, LLC	100,000	5.67%	—	—	2.29%
(5) Koch Industries, Inc.	100,000	5.67%	—	—	2.29%
(6) Cowen and Company, LLC	125,000	7.10%	—	—	2.87%
(7) Mangrove Partners IM, LLC	217,523	12.34%	—	—	5.00%
(8) Walleye Capital LLC	183,571	10.42%	—	—	4.22%

*	Less than 1%

(1)	Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, is the record holder of the securities reported herein. Mr. Suradech Taweesaengsakulthai, our Chief Executive Officer, is the manager and a member of our sponsor. By virtue of this relationship, Mr. Suradech Taweesaengsakulthai may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Suradech Taweesaengsakulthai disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 848 Brickell Avenue, Penthouse 5, Miami, FL 33131.

(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock, after the IPO. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Reflects the shares transferred to each of the individuals named.

(3)

According to a Schedule 13G filed with the SEC on February 14, 2024, on behalf of Fir Tree Capital Management LP a Delaware limited partnership, located at 500 5th Avenue, 9th Floor, New York, New York 10110.

(4)

According to a Schedule 13G filed with the SEC on February 9, 2024, on behalf of Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”), and Koch Industries, Inc. (“Koch Industries”). Their business address is 4111 E. 37th Street North, Wichita, KS 67220. Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the Public Shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek.

(5)

According to a Schedule 13G filed with the SEC on February 9, 2024, on behalf of Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”), and Koch Industries, Inc. (“Koch Industries”). Their business address is 4111 E. 37th Street North, Wichita, KS 67220. Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the Public Shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek.

(6)	According to a Schedule 13G filed with the SEC on February 2, 2024, on behalf of Cowen and Company, LLC. Their business address is 599 Lexington Ave., New York, NY 10022.

(7)	According to a Schedule 13G filed with the SEC on January 10, 2024, on behalf of Mangrove Partners IM, LLC., a Delaware limited liability company is located at c/o Delaware Corporations LLC, 1000 N. West Street, Suite 1501, Wilmington, DE 19801. Nathaniel August, a United States citizen, is located at 2 Sound View Drive, 3rd Floor, Greenwich, Connecticut 06830. The shares are held by the Mangrove Partners Master Fund, Ltd., a Cayman Islands limited liability company (“Master Fund”). Beneficial ownership of the Shares is claimed by (i) Mangrove Partners IM, LLC which serves as the investment manager of the Master Fund, and (ii) Nathaniel August who is the principal of Mangrove Partners. According to Schedule 13G filed with the SEC on January 10, 2024, on behalf of Walleye Capital LLC, a Minnesota limited liability company, 2800 Niagara Lane N, Plymouth, MN 55447.

(8)	The table above includes the shares of common stock underlying the Private Placement Units held or to be held by our Sponsor. However, these securities are not exercisable within 60 days of the record date for the Special Meeting.

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

Simultaneously with the closing of our IPO on December 29, 2021, our Sponsor purchased an aggregate of 466,150 Placement Units at a price of $10.00 per unit for an aggregate purchase price of $4,661,500. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”) and one redeemable warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. A total of $105,052,500, comprised of the proceeds from the Offering and the proceeds of the sale of the Private Placement Units, net of the underwriting commissions, discounts, and offering expenses, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. If we do not complete an initial business combination by March 29, 2023 (or until December 29, 2024 if we extend the period of time to consummate a business combination), the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

On June 30, 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our Sponsor. On October 26, 2021 we entered into an Amendment to the Promissory Note with the Sponsor. Pursuant to the terms of our Amended Promissory Note, we may borrow up to an aggregate principal amount of $300,000. The Amended Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the completion of our initial public offering. As of December 31, 2023, there were no amounts outstanding under any such loans.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our public shares, or less in certain circumstances, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. As of December 31, 2023, there were no amounts outstanding under the any such loans.

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

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 until April 29, 2023.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans that we may draw down made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units;

●	At the closing of our initial business combination, we may pay customary financial consulting fees. We may pay such financial consulting fees in the event our initial shareholders, officers, directors or their affiliates provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2023 and 2022 totaled approximately $62,500 and $56,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the period from June 9, 2021 (inception) through December 31, 2023.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the period from June 9, 2021(inception) through December 31, 2023.

All Other Fees. We did not pay Adeptus for other services for the period from June 9, 2021 (inception) through December 31, 2023.

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

PART IV

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and restated Certificate of Incorporation. (5)
3.2	Second Amendment to the Amended and Restated Certificate of Incorporation (4)
3.3	Certificate of Amendment to Amended and restated Certificate of Incorporation (9)
3.4	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities.*
10.1	Letter Agreement among the Registrant and our officers, directors and Singto, LLC, f/k/a Koo Dom Investment, LLC (1)
10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement between the Registrant and certain security holders (1)
10.5	Placement Unit Purchase Agreement between the Registrant and Singto, LLC, f/k/a Koo Dom Investment, LLC (1)
10.6	Administrative Services Agreement between Singto, LLC, f/k/a Koo Dom Investment, LLC and the Registrant. (1)
10.7	Form of Indemnification Agreement (1)
10.8	Form of First Amendment to the Trust Agreement (7)
10.9	Form of Second Amendment to the Trust Agreement (8)
14.1	Code of Ethics. (2)
21.1	List of Subsidiaries (6)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	Arogo Capital Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 30, 2021.
(2)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338).
(3)	Incorporated by reference to Annual Report Form 10-K filed with the SEC on March 31, 2022.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 31, 2023.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on April 18, 2023.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2023.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2024.

AROGO CAPITAL ACQUISITION CORP.

By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Suradech Taweesaengsakulthai	Chief Executive Officer and Director	May 10, 2024
Suradech Taweesaengsakulthai	(Principal Executive Officer)

/s/ Suthee Chivaphongse	Chief Financial Officer	May 10, 2024
Suthee Chivaphongse	(Principal Financial and Accounting Officer)

/s/ Chee Han Wen	Chief Strategy Officer	May 10, 2024
Chee Han Wen

/s/ H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	Director	May 10, 2024
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar

/s/ Somnuek Anakwat	Director	May 10, 2024
Somnuek Anakwat

/s/ J. Gerald Combs	Director	May 10, 2024
J. Gerald Combs

AROGO CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Arogo Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arogo Capital Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey
May 10, 2024

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets-Cash	$79,026	$52,989
Prepaid expenses	292,444	81,545
Total Current Asset	371,470	134,534

Cash and marketable securities held in the trust	19,187,175	105,941,664
Total assets	$19,558,645	$106,076,198

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,036,443	$568,844
Other Payables	200,000	80,000
Tax Payable	80,000	109,749
Income tax payable	-	165,799
Excise tax	901,240	-
Working capital loan	180,000	-
Extension loan	1,309,996	-
Due to related party	262,585	-
Advanced from related parties	67,198	67,198
Total Current liabilities	4,037,462	991,590

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	7,659,962	4,614,090

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,762,409 and 10,350,000 shares issued and outstanding at redemption value of $10.89 per share and $10.24 per share at December 31, 2023 and December 31,2022 respectively	19,187,175	105,941,664
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 5,060,720 and 10,350,000 share subject to possible redemption) at December 31,2023 and December 31, 2022	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding (1) on December 31, 2023 and December 31, 2022	259	259

Additional paid in capital	-	-
Accumulated deficit	(7,288,800)	(4,479,864)
Total shareholders’ deficit	(7,288,492)	(4,479,556)
Total liabilities and shareholders’ deficit	$19,558,645	$106,076,198

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Formation and Operating costs	$1,162,659	$1,462,908
Franchise tax	200,000	200,050
Loss from operation	(1,362,659)	(1,662,958)

Interest earned	43	18
Unrealised Gain/Loss on marketable securities hold in the trust account	3,124,054	1,102,427
Other Income (Loss)	3,124,097	1,102,445
Income (Loss) before provision for income taxes	1,761,438	560,513
Provision for income taxes	(299,623)	(165,799)
Net Income (Loss)	$1,461,815	$(726,312)

Weighted average shares of Class A Common Stock	6,333,164	10,842,025
Basic and diluted net income (loss) per common share	0.31	(0.03)
Weighted average shares of Class B Common Stock	2,587,500	2,587,500
Basic and diluted net income (loss) per common share	$(0.20)	$(0.14)

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023 (Audited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	1,461,815	1,461,815
Additional amount deposit into trust	-	-	-	-	-	(1,309,996)	(1,309,996)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(2,059,515)	(2,059,515)
Excise tax	-	-	-	-	-	(901,240)	(901,240)
Balance – December 31, 2023	492,025	$49	2,587,500	$259	-	$(7,288,800)	$(7,288,492)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022 (Audited)	492,025	$49	2,587,500	$259	$-	$(2,864,388)	$(2,864,080)
Net loss	-	-	-	-	-	(726,312)	(726,312)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(889,164)	(889,164)
Balance – December 31, 2022	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(Audited)	(Audited)
Cash flows from operating activities:
Net Income (Loss)	$1,461,815	$(726,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(43)	(18)
Unrealized Gain/Loss from marketable securities held in the trust account	(3,124,054)	(1,102,427)
Changes in operating assets and liabilities:
Prepaid expenses	(210,899)	(54,745)
Accrued expenses	467,599	544,862
Accrued offering costs	-	(45,000)
Other payables	120,000	70,889
Advanced from related parties	-	20,000
Franchise tax payable	(29,749)	(3,127)
Income tax payable	(165,799)	165,799
Due to related party	262,585	-
Net cash used in operating activities	(1,218,545)	(1,130,079)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	90,124,000	-
Investment of Cash in Trust Account - extension	(1,309,996)	-
Withdrawal from Trust Account	1,064,539	213,263
Net cash provided by investing activities	89,878,543	213,263

Cash flows from financing activities:
Interest earned on Cash account	43	18
Redemption of common stock	(90,124,000)	-
Proceeds from sponsor working capital loan	180,000	-
Proceeds from extension loan	1,309,996	-
Net cash provided by (used in) financing activities	(88,633,961)	18

Net change in cash	26,037	(916,798)
Cash at the beginning of the period	52,989	969,787
Cash at the end of the period	$79,026	$52,989

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$3,622,500
Value of Class A common stock subject to redemption	$19,187,175	$-
Re-measurement of common stock subject to redemption	$2,059,515	$899,164

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 422,275 Units (the “Private Placement Units”) to Singto, LLC, f/k/a Koo Dom Investment, LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $4,222,750. Upon exercise of the underwriter over-allotment option, the Sponsor purchased an additional 43,875 Private Placement Units at a purchase price of $10.00 per unit generating additional gross proceeds of $438,750.

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

Charter Amendments

On March 24, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.74 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

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

Merger Agreement

On April 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Arogo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arogo (“Merger Sub”), Eon Reality, Inc., a California corporation (“EON”), Singto, LLC, f/k/a Koo Dom Investment, LLC, in its capacity as (“Purchaser Representative”), and EON, in its capacity as (“Seller Representative”).

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

Termination of Material Definitive Agreement

On November 7, 2023, the Company sent EON a termination notice (the “Termination Notice”) that the Company had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Agreements, pursuant to Section 8.1 (Termination) thereof and as a remedy at law, based on breaches by EON of certain covenants contained in the Business Combination Agreement.

The Termination Notice does not constitute a waiver of, and shall not prejudice any of the Company’s rights under the Business Combination Agreement or at law. The Company reserves all such rights in full to pursue any and all loss of the Company, the Company Representative, and the shareholders of the Company with respect to the Termination.

Liquidity and Management’s Plan

As of December 31, 2023 and December 31, 2022 the Company had cash of $79,026 and $52,989 respectively and working capital deficit of $3,654,303 and a working capital deficit $857,056 respectively. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $79,026 and $52,989 for December 31, 2023 and December 31, 2022, respectively and no cash equivalents as of December 31, 2023 and December 31, 2022.

Cash held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in treasury trust funds. At December 31, 2023 and December 31, 2022 the Company had $19,187,175 and $105,941,664 in cash held in the Trust Account, respectively.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022 the 1,762,409 and 10,350,000 shares of Class A common stock subject to possible redemption in the amount of $19,187,175 and $105,941,664 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet, respectively.

As of December 31, 2023 and December 31, 2022, the Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

	December 31,	December 31,
	2023	2022
Redeemable Class A Common Stock – Opening Balance	$105,941,664	$105,052,500
Less:
Redemption of Class A common stock, including interest	(90,124,000)	-
Plus:
Re-measurement of carrying value to redemption value	3,369,511	889,164
Redeemable Class A Common Stock - Ending Balance	19,187,175	105,941,664

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the year ended December 31, 2023 and income tax was prepaid $292,444 and the income tax payable for December 31, 2022 was $165,799.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2023 and December 31, 2022, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023 and 2022.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of expenses	$(1,180,126)	(482,156)	$(1,476,406)	$(352,351)
Interest	3,124,097	-	1,102,445	-
Allocation of net (loss) income	$1,943,971	$(482,156)	$(373,961)	$(352,351)
Denominators:
Weighted-average shares outstanding	6,333,164	2,587,500	10,842,025	2,587,500
Basic and diluted net income (loss) per share	$0.31	$(0.19)	$(0.03)	$(0.14)

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at December 31, 2023 and 2022. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $18,937,175 and $105,691,664 of securities in excess of SIPC limits as of December 31, 2023 and 2022, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$19,187,175	$105,076,198

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for the equity treatment in the Company’s financial statements.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of December 31, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through December 31, 2023, the related parties paid $329,783 on behalf of the Company. As of December 31, 2023 and December 31, 2022, there was $329,783 and $67,198 due to the related parties respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 21 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $30,000 for the three-months ended December 30, 2023 and 2022. The administrative expense was $120,000 for the year ended December 31, 2023 and 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and December 31, 2022, there were $180,000 and $0 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, October 26, November 29 and December 22, 2023, it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by four month from September 29, 2023 (the “Extension”). The total extension payment the Company has deposited in the trust account is $1,309,996 as of December 31, 2023 and $0 as of December 31, 2022.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and December 31 2022, there were 492,025 shares of Class A common stock issued and outstanding. As of December 31, 2023 and December 31, 2022 there were 1,762,409 and 10,350,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

NOTE 8 — INCOME TAX

The income tax provision consists of the following:

	Years Ended December 31,	Years Ended December 31,
	2023	2022
Federal
Current	$299,623	$165,799
Deferred	—	—
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$299,623	$165,799

The Company’s net deferred tax assets are as follows:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Deferred Tax Assets
Sec. 195 Start-up Costs	$232,741	$—
Acquisition Cost	8,452	—
Total Deferred Tax Assets	241,193	—
Deferred Tax Liability	—	—
Unrealized gain on Investment in Trust Account	—	—
Total Deferred Tax Assets	—	—
Less: Valuation allowance	(241,193)	—
Deferred Tax Assets, net of allowance	$—	$

As of December 31, 2023 and 2022, the Company had zero of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $241,193 and nil as of December 31, 2023 and 2022.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	0.17%	(0.38)%
Return to Accrual & Prior Year True Ups	(17.85)%	—%
Transaction costs allocated to warrant issuance	—%	—%
Change in valuation allowance	13.69%	(50.20)%
Income tax provision	17.01%	(29.58)%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the change in the valuation allowance. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return since inception remain open to examination by the taxing authorities. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statement.