Form 10-Q
period 2024-03-31
Arogo Capital Acquisition Corp.
filed 2024-06-11
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 10, 2024, there were 1,762,409 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Unaudited Condensed Financial Statements:	1
	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and as of December 31, 2023	1
	Condensed Statements of Operations for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION:		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

AROGO CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets
Cash	$78,427	$79,026
Prepaid expenses	60,750	-
Prepaid income tax	247,183	292,444
Total Current Assets	386,360	371,470

Cash and marketable securities held in the trust	19,518,054	19,187,175
Total assets	$19,904,414	$19,558,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,079,000	$1,036,443
Other Payables	230,000	200,000
Franchise Tax Payable	75,600	80,000
Excise tax	901,240	901,240
Working capital loan	180,000	180,000
Extension loan	1,429,996	1,309,996
Due to related party	608,920	262,585
Advanced from related parties	67,198	67,198
Total Current liabilities	4,571,954	4,037,462

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	8,194,454	7,659,962

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,762,409 shares issued and outstanding at redemption value of $10.98 per share and $10.89 per share at March 31, 2024 and December 31,2023 respectively	19,342,454	19,187,175
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 1,762,409 share subject to possible redemption) at March 31,2024 and December 31, 2023	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding on March 31, 2024 and December 31, 2023	259	259

Additional paid in capital	-	-
Accumulated deficit	(7,632,802)	(7,288,800)
Total shareholders’ deficit	(7,632,494)	(7,288,492)
Total liabilities and shareholders’ deficit	$19,904,414	$19,588,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Formation and Operating costs	$358,992	$173,083
Franchise tax	35,600	80,000
Loss from operation	(394,592)	(253,083)

Interest earned	1	12
Unrealised Gain/Loss on marketable securities held in the trust account	251,129	1,059,514
Other Income (Loss)	251,130	1,059,526
Income (Loss) before provision for income taxes	(143,462)	806,443
Provision for income taxes	(45,261)	(42,640)
Net Income (Loss)	$188,723	$(763,803)

Weighted average shares of Redeemable Common Stock	1,762,409	10,350,000
Basic and diluted net income (loss) per common share	(0.17)	0.08
Weighted average shares of Non-redeemable Common Stock	3,079,525	3,079,525
Basic and diluted net income (loss) per common share	$(0.09)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (Audited)	492,025	$49	2,587,500	$259	$-	$(7,288,800)	$(7,288,492)
Net loss	-	-	-	-	-	(188,723)	(188,723)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(35,279)	(35,279)
Balance – March 31, 2024	492,025	$49	2,587,500	$259	-	$(7,632,802)	$(7,632,494)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (Audited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023	492,025	$49	2,587,500	$259	$-	$(4,487,757)	$(4,487,449)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net (Loss) Income	$(188,723)	$763,803
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(1)	(12)
Unrealized Gain/Loss from marketable securities held in the trust account	(251,129)	(1,059,514)
Changes in operating assets and liabilities:
Prepaid expenses	(60,750)	(32,000)
Prepaid income tax	45,261	-
Accrued expenses	42,557	-
Other payables	30,000	30,000
Franchise tax payable	(4,400)	(29,749)
Income tax payable	-	42,640
Due to related party	346,335	-
Net cash used in operating activities	(40,850)	(284,832)

Cash flows from investing activities:
Investment of Cash in Trust Account - extension	(120,000)	-
Withdrawal from Trust Account for tax payment	40,250	287,818
Net cash (used in) provided by investing activities	(79,750)	287,818

Cash flows from financing activities:
Interest earned on Cash account	1	12
Proceeds from sponsor working capital loan	-	140,000
Proceeds from extension loan	120,000	-
Net cash provided by financing activities	120,001	140,012

Net change in cash	(599)	142,998
Cash at the beginning of the period	79,026	52,989
Cash at the end of the period	$78,427	$195,987

Supplemental disclosure of non-cash financing activities:
Re-measurement of common stock subject to redemption	$155,279	$771,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

Notes to CONDENSED financial statementS

(UNAUDITED)

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequently, evaluating business combination targets . The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 until June 29, 2024.

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

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023 the Company had cash of $78,427 and $79,026 respectively and working capital deficit of $4,145,593 and $3,654,303 respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on May 10, 2024. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $78,427 and $79,026 for March 31, 2024 and December 31, 2023, respectively and no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in treasury trust funds. At March 31, 2024 and December 31, 2023 the Company had $19,518,054 and $19,187,175 in cash held in the Trust Account, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023 the 1,762,409 shares of Class A common stock subject to possible redemption in the amount of $19,342,454 and $19,187,175 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively.

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

	March 31,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$19,187,175	$105,941,664
Less:
Redemption of Class A common stock, including interest	-	(90,124,000)
Plus:
Re-measurement of carrying value to redemption value	155,279	3,369,511
Redeemable Class A Common Stock - Ending Balance	19,342,454	19,187,175

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the three months ended March 31, 2024 and income tax was prepaid $247,183 and the income tax payable for December 31, 2023 was $0. The income tax provision for the three months ended March 31, 2024 and 2023 are $45,261 and $42,640, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture. As of March 31, 2024 and March 31, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value exceeded fair value at March 31, 2024. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value approximates fair value at March 31, 2023.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Redeemable Common Stock	Non Redeemable Stock	Redeemable Common Stock	Non Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of expenses	$(160,101)	(279,751)	$(227,911)	$(67,812)
Interest	251,130	-	1,059,526	-
Accretion of carrying value to redemption value	(387,730)	-	-	-
Allocation of net (loss) income	$(296,701)	$(279,751)	$831,615	$(67,812)
Denominators:
Weighted-average shares outstanding	1,762,409	3,079,525	10,350,000	3,079,525
Basic and diluted net income (loss) per share	$(0.17)	$(0.09)	$0.08	$(0.02)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at March 31, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $19,268,054 and $18,937,175 of securities in excess of SIPC limits as of March 31, 2024 and December 31, 2023, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$19,518,054	$19,187,175

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for the equity treatment in the Company’s unaudited condensed financial statements.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed balance sheets.

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

Promissory Note — Related Party

On October 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 28, 2022 or (ii) the consummation of the Proposed Public Offering. As of March 31, 2024 and December 31, 2023, there was no amount outstanding under the Promissory Note.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through March 31, 2024, the related parties paid $676,118 on behalf of the Company. As of March 31, 2024 and December 31, 2023, there was $676,118 and $329,783 due to the related parties respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 23 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $30,000 for each of the three-months ended March 31, 2024 and 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were $180,000 and $180,000 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, October 26, 2023, November 29, 2023, December 22, 2023, January 25, 2024, February 26, 2024, March 25, 2024, April 25, 2024 and May 25, 2024it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by nine month from September 29, 2023 (the “Extension”) to June 29, 2024. The total extension payment the Company has deposited in the trust account is $1,429,996 as of March 31, 2024 and $1,309,996 as of December 31, 2023.

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

The underwriters also received 25,875 shares of Class A common stock upon the consummation of the IPO. The fair value of the shares issued to the underwriter was $258,750.

NOTE 7 — STOCKHOLDER’S DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31 2023, there were 492,025 shares of Class A common stock issued and outstanding. As of March 31, 2024 and December 31, 2023 there were 1,762,409 shares of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

Our Sponsor is Singto, LLC, f/k/a Koo Dom Investment, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on December 23, 2021. On December 29, 2021, we consummated our initial public offering of 10,350,000 units at $10.00 per unit, with each unit consisting of one Class A common stock and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A common stock at a price of $11.50 per share.

On December 29, 2021, simultaneously with the consummation of the Offering, the Company consummated the private placement of an aggregate of 466,150 Units (the “Private Placement Units”) to Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,661,500 (the “Private Placement”).

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

Recent Developments

On January 9, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that from November 13, 2023 to January 9, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

The MVLS Deficiency Notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Global Market under the symbol “AOGO.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from the date of the MVLS Deficiency Notice, or until July 8, 2024 (the “Compliance Date”), to regain compliance with respect to the MVLS Requirement. The MVLS Deficiency Notice states that to regain compliance with the MVLS Requirement, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending on the Compliance Date.

If the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination. However, there can be no assurance that, if the Company receives a delisting notice from the Staff and appeals the delisting determination, such appeal would be successful. Alternatively, the Company may consider applying for transfer to The Nasdaq Capital Market (the “Capital Market”).

The Company intends to actively monitor the Company’s MVLS between now and the Compliance Date and will take all reasonable measures available to the Company to regain compliance with the MVLS Requirement. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 until June 29, 2024.

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

Results of Operations

As of March 31, 2024, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through March 31, 2024, relates to our formation and the initial public offering and subsequently, evaluating business combination targets. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2024, we had a net loss of $188,723 consisting of formation and operating costs of $358,992 and franchise tax of $35,600 and income tax of $45,261offset by unrealized gain earned on marketable securities held in Trust of 251,129 and interest earned in operating account of $1.

By comparison, for the three months ended March 31, 2023, we had a net income of $763,803 consisting of formation and operating costs of $173,083, franchise taxes of $80,000 and income taxes of $42,640, adjusted by unrealized gain earned on marketable securities held in trust account in the amount of $1,059,514 and interest earned in operating account of $12.

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

The net cash used in operating activities for the three-month period ended March 31, 2024, was $40,850.

As of March 31, 2024, we had cash of $19,518,054 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2024, we withdraw $40,250 interest earned on the Trust Accounts for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $78,427 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

We believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Extension Payment Deposit

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 until June 29, 2024.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss Per Common Stock

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

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on December 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC on February 14, 2023, our Annual Report on Form 10-K for the year ended December 31, 2021, December 31, 2022 and December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	First Amendment to Amended and restated Certificate of Incorporation (2)
3.3	Second Amendment to Amended and restated Certificate of Incorporation (3)
3.4	Bylaws (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338), filed with the SEC on September 3, 2021.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023.
(4)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: June 11, 2024	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: June 11, 2024	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer