Form 10-Q
period 2024-06-30
Arogo Capital Acquisition Corp.
filed 2024-08-12
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 10, 2024, there were 1,762,409 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,587,500 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Unaudited Condensed Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2024 (Unaudited) and as of December 31, 2023	1
	Condensed Statements of Operations for the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited), and for the six months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2024 (Unaudited) and for the six months ended June 30, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2024 (Unaudited) and for the six months ended June 30, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION:		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

AROGO CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$78,427	$79,026
Other receivables	2,898	-
Prepaid expenses	40,500	-
Prepaid income tax	366,952	292,444
Total Current Assets	488,777	371,470

Cash held in the trust	19,647,685	19,187,175
Total assets	$20,136,462	$19,558,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,532,113	$1,036,443
Other Payables	260,000	200,000
Franchise Tax Payable	17,400	80,000
Excise tax	901,240	901,240
Working capital loan	180,000	180,000
Extension loan	1,549,996	1,309,996
Due to related party	744,376	262,585
Advances from related parties	67,198	67,198
Total Current liabilities	5,252,323	4,037,462

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	8,874,823	7,659,962

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,762,409 shares issued and outstanding at redemption value of $11.08 per share and $10.89 per share at June 30, 2024 and December 31,2023 respectively	19,530,285	19,187,175
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 492,025 issued and outstanding (excluding 1,762,409 share subject to possible redemption) at June 30,2024 and December 31, 2023	49	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 2,587,500 issued and outstanding on June 30, 2024 and December 31, 2023	259	259

Additional paid in capital	-	-
Accumulated deficit	(8,268,954)	(7,288,800)
Total shareholders’ deficit	(8,268,646)	(7,288,492)
Total liabilities and shareholders’ deficit	$20,136,462	$19,558,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Three Month Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$638,219	$997,211	$125,048	$298,131
Franchise tax	21,600	57,200	40,000	120,000
Loss from operation	(659,819)	(1,054,411)	(165,048)	(418,131)

Interest earned	-	1	7	19
Unrealized Gain on marketable securities held in the trust account	256,129	507,258	881,224	1,940,738
Other Income	256,129	507,259	881,231	1,940,757
Income (Loss) before provision for income taxes	(403,690)	(547,152)	716,183	1,522,626
Provision for income taxes	(44,631)	(89,892)	(42,640)	(85,280)
Net Income (Loss)	$(448,321)	$(637,044)	$673,543	$1,437,346

Weighted average shares of Redeemable Common Stock	1,762,409	1,762,409	5,641,960	5,641,960
Basic and diluted net income (loss) per redeemable common share	$(0.10)	$(0.05)	$0.13	$0.29
Weighted average shares of Non-redeemable Common Stock	3,079,525	3,079,525	3,079,525	3,079,525
Basic and diluted net income (loss) per non-redeemable common share	$(0.15)	$(0.24)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (Audited)	492,025	$49	2,587,500	$259	$-	$(7,288,800)	$(7,288,492)
Net loss	-	-	-	-	-	(188,723)	(188,723)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(35,279)	(35,279)
Balance – March 31, 2024	492,025	$49	2,587,500	$259	-	$(7,632,802)	$(7,632,494)
Net loss	-	-	-	-	-	(448,321)	(448,321)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(67,831)	(67,831)
Balance – June 30, 2024	492,025	$49	2,587,500	$259	-	$(8,268,954)	$(8,268,646)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (Audited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023	492,025	$49	2,587,500	$259	$-	$(4,487,757)	$(4,487,449)
Net income	-	-	-	-	-	673,543	673,543
Additional amount deposit into trust	-	-	-	-	-	(766,664)	(766,664)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(715,945)	(715,945)
Balance – June 30, 2023	492,025	$49	2,587,500	$259	$-	$(5,296,823)	$(5,296,515)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net (Loss) Income	$(637,044)	$1,437,346
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(1)	(19)
Unrealized Gain from marketable securities held in the trust account	(507,258)	(1,940,738)
Changes in operating assets and liabilities:
Other receivables	(2,898)	-
Prepaid expenses	(40,500)	6,000
Prepaid income tax	(74,508)	-
Accrued expenses	495,670	42,000
Other payables	60,000	60,000
Franchise tax payable	(62,600)	(69,748)
Income tax payable	-	(165,799)
Due to related party	481,791	-
Net cash used in operating activities	(287,348)	(630,958)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	-	54,675,740
Investment of Cash in Trust Account - extension	(120,000)	(766,664)
Withdrawal from Trust Account for tax payment	286,748	453,097
Net cash provided by investing activities	166,748	54,362,173

Cash flows from financing activities:
Interest earned on Cash account	1	19
Redemption of common stock	-	(54,675,740)
Proceeds from sponsor working capital loan	-	140,000
Proceeds from extension loan	120,000	766,664
Net cash provided by (used in) financing activities	120,001	(53,769,057)

Net change in cash	(599)	(37,842)
Cash at the beginning of the period	79,026	52,989
Cash at the end of the period	$78,427	$15,147

Supplemental disclosure of non-cash financing activities:
Re-measurement of common stock subject to possible redemption	$343,110	$1,487,641

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequently, evaluating business combination targets . The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On June 25, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, Ayurcann Holding Corp., an Ontario corporation (“PubCo”), DE Ayurcann Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub”), CAN Ayurcann Merger Sub, Inc., an Ontario corporation and a direct, wholly owned subsidiary of PubCo (“Canadian Merger Sub” and, together with PubCo and Merger Sub, each an “Acquisition Entity” and, together, the “Acquisition Entities”), and Ayurcann Holdings Corp., an Ontario corporation (“Ayurcann Holdings” or the “Company”).

At the Effective Time, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub shall merge with and into Arogo (the “Merger”), with Arogo continuing as the surviving company after the Merger (the “Surviving Company”), as a result of which Arogo will become a direct, wholly owned subsidiary of PubCo.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023 the Company had cash of $78,427 and $79,026 respectively and working capital deficit of $4,763,546 and $3,665,992 respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on May 10, 2024. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $78,427 and $79,026 for June 30, 2024 and December 31, 2023, respectively and no cash equivalents as of June 30, 2024 and December 31, 2023.

Cash held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in treasury trust funds. At June 30, 2024 and December 31, 2023 the Company had $19,647,685 and $19,187,175 in cash held in the Trust Account, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023 the 1,762,409 shares of Class A common stock subject to possible redemption in the amount of $19,530,285 and $19,187,175 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively.

As of June 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

	June 30,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$19,187,175	$105,941,664
Less:
Redemption of Class A common stock, including interest	-	(90,124,000)
Plus:
Re-measurement of carrying value to redemption value	343,110	3,369,511
Redeemable Class A Common Stock - Ending Balance	19,530,285	19,187,175

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the six months ended June 30, 2024 and income tax was prepaid $366,952 and the income tax payable for December 31, 2023 was $0. The income tax provision for the six months ended June 30, 2024 and 2023 are $89,892 and $85,280, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture. As of June 30, 2024 and June 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value exceeded fair value at June 30, 2024. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value approximates fair value at June 30, 2023.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended June 30, 2024		For the six months ended June 30, 2024		For the three months ended June 30, 2023		For the six months ended June 30, 2023
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of Expenses	(256,412)	(448,038)	(416,513)	(727,790)	(134,354)	(73,334)	(325,658)	(177,753)
Interest	256,129	-	507,259	-	881,231	-	1,940,757	-
Accretion of carrying value to redemption value	(176,241)	-	(176,241)	-	(338,518)	-	(338,518)	-
Allocation of net(loss) income	(176,524)	(448,038)	(85,495)	(727,790)	408,359	(73,334)	1,276,581	(177,753)
Denominators:
Weighted-average shares outstanding	1,762,409	3,079,525	1,762,409	3,079,525	5,641,960	3,079,525	5,641,960	3,079,525
Basic and diluted net incomee (loss) per share	(0.10)	(0.15)	(0.05)	(0.24)	0.13	(0.02)	0.29	(0.06)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at June 30, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $19,397,685 and $18,937,175 of securities in excess of SIPC limits as of June 30, 2024 and December 31, 2023, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Level	June 30, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$19,647,685	$19,187,175

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

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through June 30, 2024, the related parties paid $67,198 on behalf of the Company. As of June 30, 2024 and December 31, 2023, there was $67,198 advanced from related parties.

Due to Related Parties

As of June 30, 2024, there was $744,376 owed under due to related parties and the amount owed as of December 31, 2023 was $262,585.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 26 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $60,000 for each of the six-months ended June 30, 2024 and 2023. Total amount due as of June 30, 2024 and December 31, 2023 are $260,000 and $200,000 respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were $180,000 and $180,000 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, October 26, 2023, November 29, 2023, December 22, 2023, January 25, 2024, February 26, 2024, March 25, 2024, April 25, 2024, May 25, 2024, June 24, 2024 and July 25, 2024 it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by eleven month from September 29, 2023 (the “Extension”) to August 29, 2024. The total extension payment the Company has deposited in the trust account is $1,549,996 as of June 30, 2024 and $1,309,996 as of December 31, 2023.

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

NOTE 7 — STOCKHOLDER’S DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31 2023, there were 492,025 shares of Class A common stock issued and outstanding. As of June 30, 2024 and December 31, 2023 there were 1,762,409 shares of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENTS

On July 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), in which the stockholders approved the Optional Conversion Amendment Proposal (defined below) to amend the Company’s amended and restated certificate of incorporation, as further amended on March 28, 2023 and September 28, 2023 (the “Charter”), and authorized the Company to file the Third Amendment to the Company’s Charter with the Secretary of State of Delaware (the “Third Amendment”). Following approval of the Optional Conversion Amendment Proposal by the stockholders, the Company filed the Third Amendment with the Secretary of State of Delaware.

At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to provide for the right of a holder of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”), to convert such Class B Common Stock into Class A Common Stock on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Amendment” and such proposal, the “Optional Conversion Amendment Proposal. The Optional Conversion Amendment Proposal was approved by 3,126,767 stockholders, 0 stockholders voted against and 0 stockholders abstained to vote.

On July 31, 2024, the Company received a written notice from the Staff of the Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearing Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from the Nasdaq Global Market at the opening of business on August 7, 2024 due to the Company’s non-compliance with: (a) Nasdaq Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities of at least $50 million, and (b) Nasdaq Listing Rule 5450(a)(2), which requires the Company to have at least 400 total holders, as additional basis for delisting the Company’s securities from Nasdaq.

The Company paid the required $20,000 fee and on August 6, 2024, submitted its timely request for a hearing before the Panel to request additional time to regain compliance with Nasdaq’s listing requirements and to complete a business combination. The Company expects that its timely hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) and Nasdaq Listing Rule 5450(a)(2), or maintain compliance with other Nasdaq listing requirements.

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

On July 31, 2024, the Company received a written notice from the Staff of the Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearing Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from the Nasdaq Global Market at the opening of business on August 7, 2024 due to the Company’s non-compliance with: (a) Nasdaq Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities of at least $50 million, and (b) Nasdaq Listing Rule 5450(a)(2), which requires the Company to have at least 400 total holders, as additional basis for delisting the Company’s securities from Nasdaq.

The Company paid the required $20,000 fee and on August 6, 2024, submitted its timely request for a hearing before the Panel to request additional time to regain compliance with Nasdaq’s listing requirements and to complete a business combination. The Company expects that its timely hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) and Nasdaq Listing Rule 5450(a)(2), or maintain compliance with other Nasdaq listing requirements.

Charter Amendment Regarding the Optional Conversion Amendment

On July 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), in which the stockholders approved the Optional Conversion Amendment Proposal (defined below) to amend the Company’s amended and restated certificate of incorporation, as further amended on March 28, 2023 and September 28, 2023 (the “Charter”), and authorized the Company to file the Third Amendment to the Company’s Charter with the Secretary of State of Delaware (the “Third Amendment”). Following approval of the Optional Conversion Amendment Proposal by the stockholders, the Company filed the Third Amendment with the Secretary of State of Delaware.

At the Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to provide for the right of a holder of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”), to convert such Class B Common Stock into Class A Common Stock on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Amendment” and such proposal, the “Optional Conversion Amendment Proposal. The Optional Conversion Amendment Proposal was approved by 3,126,767 stockholders, 0 stockholders voted against and 0 stockholders abstained to vote.

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

Business Combination Agreement

On June 25, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, Ayurcann Holding Corp., an Ontario corporation (“PubCo”), DE Ayurcann Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of PubCo (“Merger Sub”), CAN Ayurcann Merger Sub, Inc., an Ontario corporation and a direct, wholly owned subsidiary of PubCo (“Canadian Merger Sub” and, together with PubCo and Merger Sub, each an “Acquisition Entity” and, together, the “Acquisition Entities”), and Ayurcann Holdings Corp., an Ontario corporation (“Ayurcann Holdings” or the “Company”).

At the Effective Time, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub shall merge with and into Arogo (the “Merger”), with Arogo continuing as the surviving company after the Merger (the “Surviving Company”), as a result of which Arogo will become a direct, wholly owned subsidiary of PubCo.

Results of Operations

As of June 30, 2024, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through June 30, 2024, relates to our formation and the initial public offering and subsequently, evaluating business combination targets. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended June 30, 2024, we had a net loss of $448,321 consisting of formation and operating costs of $638,219 and franchise tax of $21,600 and income tax of $44,631 offset by unrealized gain earned on marketable securities held in Trust of $256,129. For the six months ended June 30, 2024, we had a net loss of $637,044 consisting of formation and operating costs of $997,211 and franchise tax of $57,200 and income tax of $89,892 offset by unrealized gain earned on marketable securities held in Trust of $507,258 and interest earned in operating account of $1.

By comparison, for the three months ended June 30, 2023, we had a net income of $673,543 consisting of formation and operating costs of $125,048, franchise taxes of $40,000 and income taxes of $42,640, adjusted by unrealized gain earned on marketable securities held in trust account in the amount of $881,224 and interest earned in operating account of $7. For the six months ended June 30, 2023, we had a net income of $1,437,346 consisting of formation and operating costs of $298,131, franchise taxes of $120,000 and income taxes of $85,280, adjusted by unrealized gain earned on marketable securities held in trust account in the amount of $1,940,738 and interest earned in operating account of $19.

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

The net cash used in operating activities for the six-month period ended June 30, 2024, was $287,348.

As of June 30, 2024, we had cash of $19,647,685 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the six months period ended June 30, 2024, we withdraw $286,748 interest earned on the Trust Accounts for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $78,427 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

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

On July 31, 2024, the Company received a written notice from the Staff of the Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearing Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from the Nasdaq Global Market at the opening of business on August 7, 2024 due to the Company’s non-compliance with: (a) Nasdaq Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities of at least $50 million, and (b) Nasdaq Listing Rule 5450(a)(2), which requires the Company to have at least 400 total holders, as additional basis for delisting the Company’s securities from Nasdaq.

The Company paid the required $20,000 fee and on August 6, 2024, submitted its timely request for a hearing before the Panel to request additional time to regain compliance with Nasdaq’s listing requirements and to complete a business combination. The Company expects that its timely hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) and Nasdaq Listing Rule 5450(a)(2), or maintain compliance with other Nasdaq listing requirements.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1***	Agreement and Plan of Merger, dated June 25, 2024, by and among Arogo Capital Acquisition Corp., Ayurcann Holding Corp., DE Ayurcann Merger Sub Inc., CAN Ayurcann Merger Sub, Inc., and Ayurcann Holdings Corp. (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
3.1***	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338), filed with the SEC on September 3, 2021).
3.2***	First Amendment to Amended and restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
3.3***	Second Amendment to Amended and restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023).
3.4***	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 10, 2024).
3.5***	Bylaws (incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338)).
10.1***	Form of Sponsor Support Agreement (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
10.2***	Form of Shareholder Support Agreement (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
10.3***	Form of Lock-Up Agreement (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
10.4***	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
10.5***	Company Arrangement Resolution (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
10.6***	Plan of Arrangement (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-41179), filed with the SEC on July 1, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: August 12, 2024	By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai
Chief Executive Officer

Date: August 12, 2024	By:	/s/ Suthee Chivaphongse
Suthee Chivaphongse Chief Financial Officer