Form 10-Q
period 2024-09-30
Arogo Capital Acquisition Corp.
filed 2024-12-16
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Redeemable Warrant	AOGOU	OTCQB
Class A Common Stock, $0.0001 par value per share	AOGO	OTCQB
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AOGOW	OTCQB

As of September 30, 2024, there were 3,079,525 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) (excluding 1,762,409 shares subject to possible redemption) and 0 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

AROGO CAPITAL ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Unaudited Condensed Financial Statements:	1
	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and as of December 31, 2023	1
	Condensed Statements of Operations for the nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited), and for the three months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2024 (Unaudited) and for the nine months ended September 30, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and for the nine months ended September 30, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION:		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

AROGO CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$38,829	$79,026
Other receivables	2,898	-
Prepaid expenses	20,250	-
Prepaid income tax	321,025	292,444
Total Current Assets	383,002	371,470

Cash held in the trust	20,025,986	19,187,175
Total assets	$20,408,988	$19,558,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,566,621	$1,036,443
Other Payables	290,000	200,000
Franchise Tax Payable	17,400	80,000
Excise tax	901,240	901,240
Working capital loan	180,000	180,000
Extension loan	1,669,996	1,309,996
Due to related party	834,114	262,585
Advances from related parties	67,198	67,198
Total Current liabilities	5,526,569	4,037,462

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	9,149,069	7,659,962

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,762,409 shares issued and outstanding at redemption value of $11.30 per share and $10.89 per share at September 30, 2024 and December 31,2023 respectively	19,908,586	19,187,175
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,079,525 and 492,025 issued and outstanding (excluding 1,762,409 share subject to possible redemption) at September 30,2024 and December 31, 2023	308	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 0 and 2,587,500 issued and outstanding on September 30, 2024 and December 31, 2023, respectively	-	259

Additional paid in capital	-	-
Accumulated deficit	(8,648,975)	(7,288,800)
Total shareholders’ deficit	(8,648,667)	(7,288,492)
Total liabilities and shareholders’ deficit	$20,408,988	$19,558,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$174,496	$1,171,707	$187,003	$485,134
Franchise tax	39,600	96,800	40,000	160,000
Loss from operation	(214,096)	(1,268,507)	(227,003)	(645,134)

Interest earned	2	3	6	25
Investment income earned on marketable securities held in the trust account	258,301	765,559	690,570	2,631,309
Other Income	258,303	765,562	690,576	2,631,334
Income (Loss) before provision for income taxes	44,207	(502,945)	463,573	1,986,200
Provision for income taxes	(45,927)	(135,819)	(85,280)	(170,560)
Net Income (Loss)	$(1,720)	$(638,764)	$378,293	$1,815,640

Weighted average shares of Redeemable Common Stock	1,762,409	1,762,409	5,060,720	6,998,185
Basic and diluted net income (loss) per redeemable common share	$(0.16)	$(0.11)	$(0.01)	$0.22
Weighted average shares of Non-redeemable Common Stock	3,079,525	3,079,525	3,079,525	3,079,525
Basic and diluted net income (loss) per non-redeemable common share	$(0.05)	$(0.29)	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (Audited)	492,025	$49	2,587,500	$259	$-	$(7,288,800)	$(7,288,492)
Net loss	-	-	-	-	-	(188,723)	(188,723)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(35,279)	(35,279)
Balance – March 31, 2024	492,025	$49	2,587,500	$259	-	$(7,632,802)	$(7,632,494)
Net loss	-	-	-	-	-	(448,321)	(448,321)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(67,831)	(67,831)
Balance – June 30, 2024	492,025	$49	2,587,500	$259	-	$(8,268,954)	$(8,268,646)
Net loss	-	-	-	-	-	(1,720)	(1,720)
Conversion of Class B Common Stock to Class A Common Stock	2,587,500	259	(2,587,500)	(259)	-	-	-
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(258,301)	(258,301)
Balance – September 30, 2024	3,079,525	$308	-	$-	-	$(8,648,975)	$(8,648,667)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (Audited)	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	763,803	763,803
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(771,696)	(771,696)
Balance – March 31, 2023	492,025	$49	2,587,500	$259	$-	$(4,487,757)	$(4,487,449)
Net income	-	-	-	-	-	673,543	673,543
Additional amount deposit into trust	-	-	-	-	-	(766,664)	(766,664)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(715,945)	(715,945)
Balance – June 30, 2023	492,025	$49	2,587,500	$259	$-	$(5,296,823)	$(5,296,515)
Net income	-	-	-	-	-	378,293	378,293
Additional amount deposit into trust	-	-	-	-	-	(383,332)	(383,332)
Re-measurement of common stock subject to possible redemption	-	-	-	-	-	(607,930)	(607,930)
Balance – September 30, 2023	492,025	$49	2,587,500	$259	$-	$(5,909,792)	$(5,909,484)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net (Loss) Income	$(638,764)	$1,815,640
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(3)	(25)
Investment income	(765,559)	(2,631,309)
Changes in operating assets and liabilities:
Other receivables	(2,898)	-
Prepaid expenses	(20,250)	44,001
Prepaid income tax	(28,581)	-
Accrued expenses	530,178	15,000
Other payables	90,000	90,000
Franchise tax payable	(62,600)	(69,749)
Income tax payable	-	(123,159)
Due to related party	571,529	120,722
Net cash used in operating activities	(326,948)	(738,879)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	-	54,675,740
Investment of Cash in Trust Account - extension	(360,000)	(1,149,996)
Withdrawal from Trust Account for tax payment	286,748	535,737
Net cash provided by investing activities	(73,252)	54,061,481

Cash flows from financing activities:
Interest earned on Cash account	3	25
Redemption of common stock	-	(54,675,740)
Proceeds from sponsor working capital loan	-	180,000
Proceeds from extension loan	360,000	1,149,996
Net cash provided by (used in) financing activities	360,003	(53,345,719)

Net change in cash	(40,197)	(23,117)
Cash at the beginning of the period	79,026	52,989
Cash at the end of the period	$38,829	$29,872

Supplemental disclosure of non-cash financing activities:
Re-measurement of common stock subject to possible redemption	$721,412	$2,095,571

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequently, evaluating business combination targets. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Charter Amendments

On March 28, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from March 29, 2023 to December 29, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.0378 per share for each public share or $191,666, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from March 29, 2023 to December 29, 2023, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 5,289,280 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.74 per share of the funds in the Trust Account. As a result, approximately $54,675,740 were removed from the Trust Account to pay such holders.

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

On September 28, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from December 29, 2023 to December 29, 2024, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $40,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on September 28, 2023. At the Meeting, the Company’s stockholders approved the Charter Amendment extending the date by which the Company must consummate the initial Business Combination from December 29, 2023 to December 29, 2024, (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”). Stockholders holding 3,298,311 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.72 per share of the funds in the Trust Account. As a result, approximately $35,448,259 were removed from the Trust Account to pay such holders.

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 through December 29, 2024.

The Company also made an amendment to the Company’s investment management trust agreement (the “Trust Agreement”), dated as of December 23, 2021, as amended by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period from December 29, 2023 to December 29, 2024, and updating certain defined terms in the Trust Agreement (the “Second Amendment to the Trust Agreement”).

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

On July 5, 2024 the Company held a special meeting of its stockholders (the “Special Meeting”) during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation (as further amended on March 28, 2023 and September 28, 2023, the “Charter”) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to convert such Class B Common Stock into shares of Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Election”).

In accordance with the Company’s Charter, each holder of the Company’s Class B Common Stock exercised their Optional Conversion Election. On August 21, 2024, all 2,587,500 of the then issued and outstanding shares of the Company’s Class B Common Stock were automatically converted into 2,587,500 shares of the Company’s Class A Common Stock (the “Conversion”). Following the Conversion, no shares of the Company’s Class B Common Stock remained issued and outstanding, and there were 4,841,934 shares of the Company’s Class A Common Stock issued and outstanding.

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

Initial Merger Agreement

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

Termination of Initial Merger Agreement

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

Termination of Material Definitive Agreement with Ayurcann Holding Corp

On November 19, 2024, Arogo delivered a termination notice (the “Termination Notice”) to Ayurcann that Arogo had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo.

The Termination Notice does not constitute a waiver of and shall not prejudice any of Arogo’s rights under the Business Combination Agreement or at law. Arogo reserves all such rights in full to pursue any and all remedies available to it under the Business Combination Agreement and at law.

Entry into a Material Definitive Agreement with Bangkok Tellink Co., Ltd

On December 6, 2024, Arogo entered into a binding letter of intent (the “LOI”) with Bangkok Tellink Co., Ltd (“Tellink”) in connection with a proposed business combination between Arogo and Tellink. Tellink is a provider of innovative telecommunications and Internet-of-Things solutions.

The LOI contains an exclusivity period, which may be extended by the mutual written consent of the parties, that runs from the date of the execution of the LOI through forty-five (45) calendar days (the “Exclusivity Period”). The LOI also contemplates that the definitive business combination agreement (“BCA”) will be entered into on or before February 28, 2025.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023 the Company had cash of $38,829 and $79,026 respectively and working capital deficit of $5,143,567 and $3,665,992 respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on May 10, 2024. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $38,829 and $79,026 for September 30, 2024 and December 31, 2023, respectively and no cash equivalents as of September 30, 2024 and December 31, 2023.

Cash held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in treasury trust funds. At September 30, 2024 and December 31, 2023, the Company had $20,025,986 and $19,187,175 in cash held in the Trust Account, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the 1,762,409 shares of Class A common stock subject to possible redemption in the amount of $19,908,586 and $19,187,175 is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets, respectively.

As of September 30, 2024 and December 31, 2023, the Class A common stock reflected on the unaudited condensed balance sheets are reconciled in the following table:

	September 30,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$19,187,175	$105,941,664
Less:
Redemption of Class A common stock, including interest	-	(90,124,000)
Plus:
Re-measurement of carrying value to redemption value	721,411	3,369,511
Redeemable Class A Common Stock - Ending Balance	$19,908,586	$19,187,175

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the nine months ended September 30, 2024 and income tax was prepaid $366,952 and the income tax payable for December 31, 2023 was $0. The income tax provision for the nine months ended September 30, 2024 and 2023 are $135,819 and $170,560, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture. As of September 30, 2024 and September 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value exceeded fair value at September 30, 2024. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value approximates fair value at September 30, 2023.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended September 30, 2024		For the nine months ended September 30, 2024		For the three months ended September 30, 2023		For the nine months ended September 30, 2023
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of Expenses	$(94,645)	$(165,378)	$(511,159)	$(893,167)	$(194,144)	$(118,139)	$(566,436)	$(249,258)
Interest	258,303	-	765,562	-	690,576	-	2,631,334	-
Accretion of carrying value to redemption value	(440,602)	-	(440,602)	-	(556,679)	-	(556,679)	-
Allocation of net(loss) income	(276,944)	(165,378)	(186,199)	(893,167)	(60,247)	(118,139)	1,508,219	(249,258)
Denominators:
Weighted-average shares outstanding	1,762,409	3,079,525	1,762,409	3,079,525	5,060,720	3,079,525	6,998,185	3,079,525
Basic and diluted net income (loss) per share	$(0.16)	$(0.05)	$(0.11)	$(0.29)	$(0.01)	$(0.04)	$0.22	$(0.08)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at September 30, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $19,775,986 and $18,937,175 of securities in excess of SIPC limits as of September 30, 2024 and December 31, 2023, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Level	September 30, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$20,025,986	$19,187,175

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

On July 5, 2024 the Company held a special meeting of its stockholders (the “Special Meeting”) during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation (as further amended on March 28, 2023 and September 28, 2023, the “Charter”) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to convert such Class B Common Stock into shares of Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Election”).

In accordance with the Company’s Charter, each holder of the Company’s Class B Common Stock exercised their Optional Conversion Election. On August 21, 2024, all 2,587,500 of the then issued and outstanding shares of the Company’s Class B Common Stock were automatically converted into 2,587,500 shares of the Company’s Class A Common Stock (the “Conversion”). Following the Conversion, no shares of the Company’s Class B Common Stock remained issued and outstanding, and there were 4,841,934 shares of the Company’s Class A Common Stock issued and outstanding.

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital after the Company’s inception in 2021. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through September 30, 2024, the related parties paid $67,198 on behalf of the Company. As of September 30, 2024 and December 31, 2023, there was $67,198 advanced from related parties.

Due to Related Parties

As of September 30, 2024, and December 31, 2023, there was $834,114 and $262.585, respectively. owed under related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 26 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $90,000 for each of the nine-months ended September 30, 2024 and 2023. Total amount due as of September 30, 2024 and December 31, 2023 are $290,000 and $200,000 respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were $180,000 and $180,000 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, October 26, 2023, November 29, 2023, December 22, 2023, January 25, 2024, February 26, 2024, March 25, 2024, April 25, 2024, May 25, 2024, June 24, 2024, July 25, August 28, 2024, September 29, 2024, October 22, December 9 and 13, 2024 it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by eleven month from December 29, 2023 (the “Extension”) to December 29, 2024. The total extension payment the Company has deposited in the trust account is $1,669,996 as of September 30, 2024 and $1,309,996 as of December 31, 2023.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,350,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised this option simultaneously with close of the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $0.175 per Unit, or $1,811,250 (gross of a discount of $400,000), upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,622,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters also received 25,875 shares of Class A common stock upon the consummation of the IPO. The fair value of the shares issued to the underwriter was $258,750.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023 there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2024 and December 31 2023, there were 3,079,525 and 492,025 shares of Class A common stock issued and outstanding. As of September 30, 2024 and December 31, 2023 there were 1,762,409 shares of Class A common stock that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 0 and 2,587,500 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statement.

On November 19, 2024, Arogo delivered a termination notice (the “Termination Notice”) to Ayurcann that Arogo had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo.

The Termination Notice does not constitute a waiver of, and shall not prejudice any of Arogo’s rights under the Business Combination Agreement or at law. Arogo reserves all such rights in full to pursue any and all remedies available to it under the Business Combination Agreement and at law.

On December 6, 2024, Arogo entered into a binding letter of intent (the “LOI”) with Bangkok Tellink Co., Ltd (“Tellink”) in connection with a proposed business combination between Arogo and Tellink. Tellink is a provider of innovative telecommunications and Internet-of-Things solutions.

The LOI contains an exclusivity period, which may be extended by the mutual written consent of the parties, that runs from the date of the execution of the LOI through forty-five (45) calendar days (the “Exclusivity Period”). The LOI also contemplates that the definitive business combination agreement (“BCA”) will be entered into on or before February 28, 2025.

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

On September 12, 2024, during the scheduled hearing, the Company described its ongoing efforts to regain compliance with the Nasdaq Listing Requirements, and notified the Panel that the Company intended to apply for listing of its securities on OTCQB operated on the OTC Market systems.

On September 13, 2024, the Company received a letter (the “Nasdaq Delisting Notice”) from Nasdaq stating that the Panel has rejected the Company’s request to continue its listing on Nasdaq and determined to delist the Company’s securities. The Nasdaq Delisting Notice stated that Nasdaq would suspend the trading of the Company’s listed securities (the “Securities”) at the open of trading on September 17, 2024. The Company had 15 days after the date of the Nasdaq Delisting Notice to request that the Panel review the decision, or the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review the Panel’s decision within 45 calendar days after the Nasdaq Delisting Notice. In connection with the Nasdaq Delisting Notice, Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the Commission after the applicable Nasdaq review and appeal periods have lapsed.

The Company applied to have its Securities quoted on the OTCQB Market on the OTC Markets Group platform. On September 17, 2024, the Company’s Class A Common Stock, $0.0001 par value per share (“Common Stock”), Units consisting of one share of Class A Common Stock and one Redeemable Warrant (the “Units”) and redeemable warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share (the “Warrants”), began trading on the OTC Pink Market at the open of trading, under the Company’s Securities’ current trading symbols “AOGO,” “AGOU” and “AOGOW” respectively. The Company intends to continue to make all required SEC filings, including those on Forms 10-K, 10-Q and 8-K, and will remain subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934. The Company plans to continue to maintain compliance with all Nasdaq corporate governance requirements notwithstanding the trading suspension and move to the OTC Markets Group platform, and to provide annual financial statements audited by a Public Company Accounting Oversight Board auditor and unaudited interim financial reports, prepared in accordance with GAAP.

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

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has made the monthly deposit into the Trust Account of $40,000 for the monthly extension, from September 29, 2023 through December 29, 2024.

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

Termination of Initial Merger Agreement

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

Termination of Material Definitive Agreement with Ayurcann Holding Corp

On November 19, 2024, Arogo delivered a termination notice (the “Termination Notice”) to Ayurcann that Arogo had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo.

The Termination Notice does not constitute a waiver of, and shall not prejudice any of Arogo’s rights under the Business Combination Agreement or at law. Arogo reserves all such rights in full to pursue any and all remedies available to it under the Business Combination Agreement and at law.

Results of Operations

As of September 30, 2024, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through September 30, 2024, relates to our formation and the initial public offering and subsequently, evaluating business combination targets. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended September 30, 2024, we had a net loss of $1,720 consisting of formation and operating costs of $174,496 and franchise tax of $39,600 and income tax of $45,927 offset by investment income earned on marketable securities held in Trust of $258,301 and interest earned in operating account of $2. For the nine months ended September 30, 2024, we had a net loss of $638,764 consisting of formation and operating costs of $1,171,707 and franchise tax of $96,800 and income tax of $135,819 offset by investment income earned on marketable securities held in Trust of $765,559 and interest earned in operating account of $3.

By comparison, for the three months ended September 30, 2023, we had a net income of $378,293 consisting of formation and operating costs of $187,003, franchise taxes of $40,000 and income taxes of $85,280, adjusted by investment income earned on marketable securities held in trust account in the amount of $690,570 and interest earned in operating account of $6. For the nine months ended September 30, 2023, we had a net income of $1,815,640 consisting of formation and operating costs of $485,134, franchise taxes of $160,000 and income taxes of $170,560, adjusted by investment income earned on marketable securities held in trust account in the amount of $2,631,309 and interest earned in operating account of $25.

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

The net cash used in operating activities for the nine-month period ended September 30, 2024, was $326,948.

As of September 30, 2024, we had cash of $20,025,986 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the nine months period ended September 30, 2024, we withdraw $286,748 interest earned on the Trust Accounts for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $38,829 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

Extension Payment Deposit

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 through December 29, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million. As a result of being delisted from the Nasdaq Global Market (“Nasdaq”), the market price and liquidity of our common stock and our ability to raise additional capital may be adversely impacted.

As a result of being delisted from Nasdaq, the Company’s securities began trading on the OTC Pink Market effective September 17, 2024. Investors may find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock is subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, may further limit the ability of investors to trade in our common stock.

We anticipate that we will take actions to restore our compliance with the Nasdaq Global Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to remain listed on the Nasdaq Global Market, stabilize our market price, improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the Nasdaq Global Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Global Market or another national exchange’s listing requirements.

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

AROGO CAPITAL ACQUISITION CORP.

Date: December 16, 2024	By:	/s/ Suradech Taweesaengsakulthai
	Name:	Suradech Taweesaengsakulthai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Suthee Chivaphongse
	Name:	Suthee Chivaphongse
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)