Form 10-K
period 2024-12-31
Arogo Capital Acquisition Corp.
filed 2025-07-23
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-41179

AROGO CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1118179
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

848 Brickell Avenue, Penthouse 5 Miami, Florida	33131
(Address of principal executive offices)	(zip code)

(786) 442-1482

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Redeemable Warrant	AOGOU	OTC Markets EXMKT
Class A Common Stock, $0.0001 par value per share	AOGO	OTC Markets EXMKTK
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	AOGOW	OTC Markets EXMKT

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

As of June 30, 2024, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $19,351,251, based on a closing market price of $10.98 on the Nasdaq Stock Market.

As of July 22, 2025, 3,079,525 shares of Class A Common Stock, par value $0.0001 per share (including 4,395 shares subject to possible redemption), and 0 shares of Class B Common Stock, $0.0001 par value per share, were issued and outstanding.

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

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 until December 29, 2024.

On July 5, 2024, the Company held a special meeting of stockholders (the “Third Special Meeting”) at which the Company’s stockholders approved the Optional Conversion Amendment Proposal (defined below) to amend the Company’s amended and restated certificate of incorporation, as further amended on March 28, 2023 and September 28, 2023 (the “Charter”), and authorized the Company to file the Third Amendment to the Company’s Charter with the Secretary of State of Delaware (the “Third Amendment”). Following approval of the Optional Conversion Amendment Proposal by the stockholders, the Company promptly filed the Third Amendment with the Secretary of State of Delaware. At the Third Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to provide for the right of a holder of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”), to convert such Class B Common Stock into Class A Common Stock on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Amendment” and such proposal, the “Optional Conversion Amendment Proposal.

On December 28, 2024, the Company held a special meeting of its stockholders (the “Fourth Special Meeting”). At the Fourth Special Meeting the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”) and approved the amendment to the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.

At the Fourth Special Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Also at the Fourth Special Meeting, stockholders holding 1,758,014 shares of the Company’s Class A common stock, exercised their right to redeem their shares for cash at an approximate price of $11.53 per share of the funds in the Trust Account. As a result, approximately $20,285,591 was removed from the Trust Account to pay such holders.

Arogo filed the amendment to the Certificate of Incorporation with the Office of the Secretary of the State of the State of Delaware on December 30, 2024, a copy of which is attached as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated by reference herein. The foregoing descriptions of the amendment to the Certificate of Incorporation and the Trust Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the amendment to the Certificate of Incorporation and the amendment to the Trust Agreement, copies of which are attached to this Current Report on Form 8-K as Exhibit 3.1 and Exhibit 10.1, respectively.

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

Termination of Eon Reality, Inc. Merger Agreement

On April 25, 2022, the Company entered into an Agreement and Plan of Merger with Eon Reality, Inc. (“Eon”), a California corporation. On November 7, 2023, the Company sent EON a termination notice notifying EON that the Company had terminated the Agreement and Plan of Merger and all ancillary agreements, pursuant to Section 8.1 of the Agreement and Plan of Merger, based on breaches by EON of certain covenants contained in the Agreement and Plan of Merger.

Termination of Ayurcann Holdings Business Combination Agreement

On June 25, 2024, the Company entered into a Business Combination Agreement with Ayurcann Holdings Corp. (“Ayurcann”), an Ontario corporation. On November 19, 2024, the Company delivered a termination notice to Ayurcann that Arogo had terminated the Business Combination Agreement and all ancillary documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo. Ayurcann did not respond to the Company’s demands. The Company does not intend to pursue litigation to enforce the payment of the Company Reimbursement Termination Fee.

The Tellink Business Combination Agreement

On December 6, 2024, the Company entered into a binding letter of intent (the “LOI”) with Bangkok Tellink Co., Ltd., a Thailand-based registered company (“Tellink”) in connection with a proposed business combination between Arogo and Tellink. Tellink is a provider of innovative telecommunications and Internet-of-Things solutions. The LOI contained a 45-day exclusivity period, which was extended by the mutual consent of the parties (the “Parties”).

On February 14, 2025, the Company and Tellink entered into an agreement and plan of merger (the “Business Combination Agreement”), as a result of which, the parties intend to form a new public holding company (“Pubco”) and at the closing, the Company shall become a wholly-owned subsidiary of Pubco, and Pubco shall acquire all of the issued and outstanding ordinary shares of Tellink from its sellers in exchange for ordinary shares of Pubco.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, the Parties intend to effect a business combination transaction whereby (a) Purchaser will merge with and into Merger Sub, with Purchaser continuing as the surviving entity or, alternatively, Purchaser will merge with and into Pubco (the “Merger”), as a result of which, (i) Purchaser shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of Purchaser immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco shall acquire all of the issued and outstanding ordinary shares of the Company from the Sellers in exchange for ordinary shares of Pubco.

Representations and Warranties

The Business Combination Agreement contains a number of representations and warranties made by Arogo, the Company and Pubco as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect, knowledge and other qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement. “Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents thereto, subject to certain customary exceptions.

In the Business Combination Agreement, Arogo made certain customary representations and warranties to the Company, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) SEC filings and Arogo financial statements; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) tax returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Merger Sub Activities (16) Investment Company Act of 1940, as amended (the “Investment Company Act”); (17) finders and brokers; (18) ownership of stockholder merger consideration (19) certain business practices; (20) insurance; (21) Purchaser trust account (22) independent investigation.

Additionally, Pubco made certain customary representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relating to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) ownership of the exchange shares; (7) Pubco and Merger Sub activities; (8) finders and brokers; (9) Investment Company Act; (10) information supplied; (11) independent investigation; and (12) no other representation.

In the Business Combination Agreement, the Company made certain customary representations and warranties to Arogo and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) the Company financial statements; (8) absence of certain changes; (9) compliance with laws; (10) orders and permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) books and records; (24) top customers and suppliers; (25) certain business practices; (26) compliance with privacy laws, privacy policies and certain contracts; (27) Investment Company Act; (28) finders and brokers; (29) independent investigation (30) information supplied; (31) disclosure.

Each Party agreed in the Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including in pertinent part the covenants regarding: (1) access and information; (2) conduct of business of the Company; (3) conduct of business of Arogo; (4) the Company’s obligation to deliver interim financial statements; (5) Arogo’s public filing and Arogo’s stockholder approval; (6) no solicitation; (7) trading; (8) notifications of certain matters; (9) efforts to consummate the closing and obtain third party and regulatory approvals; (10) tax matters (11) further assurances; (12) filing of a Registration Statement (as defined below); (13) company shareholder approval; (14) public announcements; (15) confidentiality; (16) documents and information; (17) post-closing board of directors and executive officers; (18) indemnification of directors and officers after the Closing and tail insurance; (19) use of trust account proceeds after the Closing; (20) PIPE investment, if sought; and (21) incentive equity plan.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a board of five directors, a majority of which will be independent, whereby: one (1) person designated by the Company and Purchaser prior to the Closing that shall qualify as an independent director (the “Purchaser Director”), one (1) person designated by the Sponsor prior to the Closing that shall qualify as an independent director (the “Sponsor Director”), and three (3) directors designated by the Company, at least one (1) of whom shall be required to qualify as an independent director. At or prior to the Closing, Pubco will provide each Arogo director with a customary director indemnification agreement, in form and substance reasonably acceptable to the Company.

Arogo and Pubco also agreed to prepare, and Pubco shall file with the Securities and Exchange Commission (“SEC”), a registration statement on Form F-4 (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the issuance of securities of Pubco to the holders of Arogo securities and containing a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of Arogo for the matters relating to the Transactions to be acted on at the extraordinary general meeting of the shareholders of Arogo and providing such shareholders with an opportunity to participate in the redemption by Arogo of its public shareholders in connection with Arogo’s initial business combination, as required by its amended and restated memorandum and articles of association (the “Redemption”).

Conditions to Closing

The obligations of each Party to consummate the Transactions shall be subject to the satisfaction or written waiver (where permissible) by the Company and Arogo of the following conditions: (i) the approval of the Business Combination Agreement and the transactions contemplated thereby, the adoption of Pubco’s amended and restated the memorandum and articles of association, the adoption and approval of a new equity incentive plan for Pubco, the appointment of the members of the Pubco’s board of directors after the Closing and other related matters by the requisite vote of Arogo’s shareholders; (ii) receipt by the Company of all consents required and regulatory approvals to be obtained from any regulatory authority or third person in order to consummate the Transactions (the “Required Consents”); (iii) expiration of any waiting period under applicable antitrust laws; (iv) no law or order preventing or prohibiting the Transactions; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) members of the post-closing Pubco board shall have been elected or appointed as of the Closing Date; (vii) the effectiveness of the Registration Statement; and (viii) Nasdaq listing of Pubco shares.

In addition, unless waived by the Company, the obligations of the Company to consummate the Transactions are subject to the satisfaction of the following conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Arogo being true and correct as of the date of the Business Combination Agreement and as of the Closing Date (subject to Material Adverse Effect); (ii) Arogo having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the Closing Date; (iii) absence of any Material Adverse Effect with respect to Arogo since the date of the Business Combination Agreement which is continuing and uncured; and (iv) delivery of closing deliverables documents are in full force and effect such as consents and good standing certificate.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by either Arogo or the Company if the Closing has not occurred on or prior to December 31, 2025 (the “Outside Date”); provided that if Arogo, at its election with the consent of the Company, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Charter Extension”) for an additional period equal to the shorter of (i) three (3) additional months, and (ii) the period ending on the last date for Arogo to consummate its Business Combination pursuant to such subsequent Charter Extension. A party is not entitled to terminate the Business Combination Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Business Combination Agreement by such Party.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of Arogo and the Company; (ii) by either Arogo or the Company if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by the Company for a material uncured breach of the Business Combination Agreement by Arogo if the breach would result in the failure of the related Closing condition; (iv) by Arogo for the material uncured breach of the Business Combination Agreement by the Company, Pubco, Merger Sub, if the breach would result in the failure of the related Closing condition; (v) by Arogo if there has been a Material Adverse Effect with respect to the Company taken as a whole since the date of the Business Combination Agreement, which is uncured and continuing; or (vi) by either Arogo or the Company if Arogo holds an extraordinary general meeting of its stockholders to approve the Business Combination Agreement and the Transactions and such approval is not obtained.

If the Business Combination Agreement is terminated, all obligations of the parties under the Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Business Combination Agreement prior to the termination.

Lock-Up Agreements

On or before the Closing, the Significant Company Holders shall each have each entered into a Lock-Up Agreement with Purchaser and the Purchaser Representative, with regard to the Exchange Shares to be received by such Seller. In such Lock-Up Agreement, each Seller agreed that such Seller will not, during the period commencing from the Closing Date and ending on the six (6) month anniversary of the Closing Date, (i) lend, offer, pledge (except as provided below), hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of such Exchange Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Exchange Shares, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Non-Competition and Non-Solicitation Agreement

Also on February 14, 2025, key management of the Company entered into a two-year Non-Competition and Non-Solicitation Agreement in favor of Purchaser and the Company (each, a “Non-Competition Agreement”), each of which agreements described in clauses (a) and (b) above will become effective as of the Closing of the business combination.

Letter Agreement

As previously reported by Arogo on Form 8-K filed with the SEC on December 31, 2021, Arogo’s sponsor, Singto, LLC (previously named Koo Dom Investment LLC) (the “Sponsor”), along with each officer and director of Arogo, entered into a Letter Agreement dated December 23, 2021 whereby the Sponsor and each officer and director agreed that it, he or she shall not transfer below) any of their shares until the earlier of (A) six months after the completion of Arogo’s business combination, and (B) subsequent to the business combination, (x) if the closing price of Arogo Class A Common Stock equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the business combination or (y) the date on which Arogo completes a liquidation, merger, capital share exchange, reorganization or other similar transaction that results in all of Arogo’s shareholders having the right to exchange their shares of Arogo Class A Common Stock for cash, securities or other property.

Sponsor Support Agreement

Also on February 14, 2025, Arogo, the Sponsor, and the Company entered into the Sponsor Support Agreement. Pursuant to the terms of the Sponsor Support Agreement, the Sponsor agreed to vote their Arogo founder shares and Private Placement Shares, as applicable, in favor of the adoption and approval of the Business Combination Agreement and the Transactions.

Voting Agreement

Also on February 14, 2025, Arogo, the Company, and the Company Shareholders entered into the Voting Agreement. Pursuant to the terms of the Voting Agreement, the Company and the Company Shareholders agreed to vote in favor of the adoption and approval of the Business Combination Agreement and the Transactions.

Our Business

We have specifically formed a preeminent management team and board of directors with significant experience to source, evaluate and execute a merger with a company that would benefit from access to the public markets and the skills of our management team. While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business focusing on operations or prospective operations in electric vehicles (EV) technology, smart mobility or sustainable transportation and related business ecosystem in Asia Pacific, primarily Southeast Asia, where our management team has extensive experience, especially in information technology, transportation operations, and manufacturing industries. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia Pacific, especially Southeast Asia as the geographical focus.

We intend to partner with the management and owners of one or more high-quality companies seeking an alternative to a traditional initial public offering (“IPO”). We will use our management team’s significant venture capital and private equity experience in sourcing transactions and due diligence to identify and negotiate a combination with an enduring business. The traditional IPO process entails significant preparation, commitment of time and resources and entails meaningful uncertainty. As a result, management and owners are searching for viable public market alternatives. We believe that the combined experience of our management, members of our Board and our advisors, represents a compelling alternative combined with the potential for long-term value creation.

Over the course of their careers, our management team, members of our Board and our advisors, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of opportunities. This network has been developed through both investing and operating experience across a broad range of sectors, including diversified business services, technology, telecommunications, media and entertainment, pharmaceutical and consumer healthcare, financial services and financial technology, consumer products, energy and power, real estate including real estate services and related businesses, environmental services, mobility and electrification of the transportation industry and insurance and insurance related services. We expect these networks will provide us with a robust flow of opportunities for a potential business combination.

Our Business Strategy

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the certain regions, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

●	Strong Core Industry Fundamental: The transition to electric vehicles (EVs) presents a significant economic opportunity for nations, encompassing job creation, reduced fuel costs, and potential for environmental benefits. EV adoption can drive innovation, create new industries, and bolster national economies. Within Southeast Asia, the benefits of electrification are tangible and wide-ranging. Apart from enabling economies to meet their climate change commitments, reduce air pollution, and increase energy security, electrification also offers many opportunities along the value chain for economies with established automotive manufacturing hubs – such as Indonesia and Thailand – to extend their footprint in EV and battery production, and for economies with less developed automotive manufacturing capabilities to catch up with, or even leapfrog, industry players in more established automotive manufacturing hubs. Specifically, the shift to EVs is expected to not only contribute to the overall reduction of carbon emissions, but also create substantial macroeconomic opportunities as automotive players rethink their conventional internal combustion engine vehicle (ICEV) value chains.

●	Strong Growth in Private Equity: In the first quarter of 2025, global venture funding reached $113 billion, marking the strongest performance since mid-2022. Global venture funding for electric vehicles (EVs) has seen significant growth, with early-stage funding in charging technology and battery components attracting substantial investment. Sustainable mobility, including EV-related technology, has become a top funding sector, driven by investments in battery and charging solutions, as well as EV original equipment manufacturers (OEMs). Global venture funding in the telecommunications sector experienced a significant shift in 2024. While the first half of the year saw a steep decline, the third quarter witnessed a dramatic surge primarily due to a single large deal. The third quarter of 2024 saw a significant increase in private equity and venture capital investments, reaching $5.04 billion, a sharp contrast to the $1.53 billion invested in the first half of the year.

●	Targeting of Fastest Growing Industries. Global venture funding in the telecommunications sector experienced a significant shift in 2024. While the first half of the year saw a steep decline, the third quarter witnessed a dramatic surge primarily due to a single large deal. The third quarter of 2024 saw a significant increase in private equity and venture capital investments, reaching $5.04 billion, a sharp contrast to the $1.53 billion invested in the first half of the year.

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

Initial Business Combination and Satisfaction of 80% Test

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our board of directors will make the determination as to the fair market value of our initial business combination. As of December 31, 2024, the balance of the funds in the Trust Account was approximately $1,005,054.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, any initial business combination must be approved by a majority of our independent directors.

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

Financial Position

With funds available for an initial business combination initially in the amount of $1,005,054 as of December 31, 2024, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of our Initial Business Combination

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

The initial business combination requires the approval of our stockholders under the Merger Agreement. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination and we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

On December 28, 2024, the Company held a special meeting of its stockholders (the “Fourth Special Meeting”). At the Fourth Special Meeting the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”) and approved the an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Also at the Fourth Special Meeting, stockholders holding 1,758,014 shares of the Company’s Class A common stock, exercised their right to redeem their shares for cash at an approximate price of $11.53 per share of the funds in the Trust Account. As a result, approximately $20,285,591.36 was removed from the Trust Account to pay such holders.

If we are unable to complete our initial business combination by June 29, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 29, 2026.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by June 29, 2026. However, if our sponsor, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have entered into a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 29, 2026 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, if our sponsor, officers, or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 29, 2026.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We has access to approximately $870,000 from the proceeds of the IPO and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $427,750, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $427,750, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 29, 2026, we may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 29, 2026, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 29, 2026, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 29, 2026 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 29, 2026 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 29, 2026, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire;

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations;

●	unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price; and

●	a new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of the Public Shares.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement filed with the SEC on February 13, 2023 and on November 23, 2022 and our Form 10-Q filed with the SEC on December 16, 2024.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, and may experience cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

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

ITEM 3. LEGAL PROCEEDINGS

On March 28, 2025, Brown Rudnick, LLP filed a breach of contract case in U.S. District Court for the District of Columbia against the Company for failure to pay legal fees in connection with its representation of the Company in the failed business combined with Ayurcann Holdings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units, Class A Common Stock and Public Warrants are listed on the OTC Markets Group (OTCPK:OTCM), that operates regulated markets for trading over-the-counter (OTC) securities under the symbols “AOGOU,” “AOGO,” and “AOGOW,” respectively. Out units commenced public trading on the Nasdaq Global Markets on December 27, 2021, and our public shares and Public Warrants commenced separate public trading on February 11, 2022.

(b)	Holders

As of December 31, 2024, there were no holder of record of our Class A Common Stock and no holder of record of our warrants.

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

Overview

We are a blank check company incorporated in June 2021, as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

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

We have until June 29, 2026, to complete the initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 29, 2024.

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

On December 28, 2024, the Company held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the proposal to amend Arogo’s amended and restated certificate of incorporation (the as previously amended, “Certificate of Incorporation”) to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”). The stockholders also approved the proposed to amend the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Proposal”). At the Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Stockholders holding 1,758,014 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.53 per share of the funds in the Trust Account. As a result, approximately $ 20,285,591 were removed from the Trust Account to pay such holders.

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

Termination of Eon Reality, Inc. Merger Agreement

On April 25, 2022, the Company entered into an Agreement and Plan of Merger with Eon Reality, Inc. (“Eon”), a California corporation. On November 7, 2023, the Company sent EON a termination notice notifying EON that the Company had terminated the Agreement and Plan of Merger and all ancillary agreements, pursuant to Section 8.1 of the Agreement and Plan of Merger, based on breaches by EON of certain covenants contained in the Agreement and Plan of Merger.

Termination of Ayurcann Holdings Business Combination Agreement

On June 25, 2024, the Company entered into a Business Combination Agreement with Ayurcann Holdings Corp. (“Ayurcann”), an Ontario corporation. On November 19, 2024, the Company delivered a termination notice to Ayurcann that Arogo had terminated the Business Combination Agreement and all ancillary documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo. Ayurcann did not respond to the Company’s demands. The Company does not intend to pursue litigation to enforce the payment of the Company Reimbursement Termination Fee.

The Tellink Business Combination Agreement

On December 6, 2024, the Company entered into a binding letter of intent (the “LOI”) with Bangkok Tellink Co., Ltd., a Thailand-based registered company (“Tellink”) in connection with a proposed business combination between Arogo and Tellink. Tellink is a provider of innovative telecommunications and Internet-of-Things solutions. The LOI contained a 45-day exclusivity period, which was extended by the mutual consent of the parties.

On February 14, 2025, the Company entered into an agreement and plan of merger (the “Business Combination Agreement”) with BTL Merger (Cayman) Ltd., a to-be-formed Cayman Islands exempted company, and a wholly-owned subsidiary of Tellink upon execution of a joinder thereto (“Merger Sub”), Singto, LLC, a Delaware limited liability company in the capacity as the representative from and after the effective time of the business combination (the “Effective Time”) for the stockholders of Purchaser (other than Tellink Security Holders (as defined in the Business Combination Agreement) as of immediately prior to the Effective Time and their successors and assignees) in accordance with the terms and conditions of the Business Combination Agreement (the “Purchaser Representative”), BTL Holdings (Cayman) Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), Mr. Nusttanakit Sasianon and Mr Sawin Laosethakul, jointly and solely in their capacity as the representatives from and after the Effective Time for Tellink Shareholders as of immediately prior to the Effective Time in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”), and Bangkok Tellink Co., Ltd., a Thailand-based registered company.

Results of Operations

As of December 31, 2024, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through December 31, 2024, relates to our formation and the initial public offering and subsequently, evaluating business combination targets. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the year ended December 31, 2024, we had a net loss of $1,241,721 consisting of formation and operating costs of $2,068,779 and franchise tax of $178,000 and income tax of $0 offset by investment income earned on marketable securities held in Trust of $1,005,054 and interest earned in operating account of $4.

By comparison, for the year ended December 31, 2023, we had a net income of $1,461,815 consisting of formation and operating costs of $1,162,659, franchise taxes of $200,000 and income taxes of $299,623, adjusted by investment income earned on marketable securities held in trust account in the amount of $3,124,054 and interest earned in operating account of $43.

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

The net cash used in operating activities for year ended December 31, 2024, was $326,947.

As of December 31, 2024, we had cash of $20,262,514 held in the Trust Accounts. As of June 30, 2025, subsequent to the December 28, 2024 redemptions, there are approximately $261,326 cash held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2024, we withdraw $369,930 interest earned on the Trust Accounts for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $122,013 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan funds to us as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination. The accompanying financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Extension Payment Deposit

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. Subsequent to December 28, 2024 redemptions, there are 4,395 publicly held Class A common stocks remain outstanding. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 through December 29, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implement additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Mr. Suradech Taweesaengsakulthai	59	Chief Executive Officer and Director
Mr. Chee Han Wen	49	Chief Strategy Officer
Mr. Suthee Chivaphongse	59	Chief Financial Officer
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	78	Director
Mr. Somnuek Anakwat	67	Director
Mr. J. Gerald Combs	76	Director

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

Somnuek Anakwat, our Director has served as an advisor to the Bangkok Expressway Public Company Limited (BECL) ever since 1995. He has played an integral role in the construction of Udon Ratthaya Expressway. He was instrumental in the installation of Easy Pass on the 2nd Stage Expressway, which helped alleviate the traffic congestion in Bangkok and its vicinity. Since 2015, Mr. Anakwat has advised the Project Division of Bangkok Expressway and Metro Public Company Limited (BEM) – a public transportation company formed by the merger of Bangkok Expressway Public Company Limited (“BECL”) and Bangkok Metro Public Company Limited (“BMCL”) in December 2015. Additionally, from 2018 to 2019, he served as a senior advisor for the Office of Permanent Secretary for Defence. Mr. Anakwat received his Bachelor of Electrical Engineering degree from The Citadel, the Military College of South Carolina in 1982. He also received a Master degree in Electrical Engineering from the University of South Carolina in 1984. We believe Mr. Anakwat is well-qualified to serve as a member of our board of directors due to his extensive experience advising construction and transportation industries and overcoming formidable challenges to provide sustainable results.

J. Gerald Combs, our Director brings more 30 years of investment management, manufacturing, and real estate experience in various roles, including his current role as CEO of CASH International Asset Management Ltd. Prior to that Mr. Combs served as the Chairman and CEO of both publicly traded and privately held companies, ranging from start-ups to established enterprises, most recently focused on quantitative asset management and incubation. He has overseen corporate relationships with the SEC as well as the exchanges (including NASDAQ and NYSE) upon which the public shares were traded. In addition, Mr. Combs facilitated the corporate interaction with the analyst community and individual market makers, and has deep experience negotiating with investment and commercial banks for both equity and debt financing. In October 1975, he began his business career at the investment banking firm of Salomon Brothers, where his responsibilities included mergers and acquisitions, initial public offerings, secondary offerings, and private placements. Since February 2010, Mr. Combs has also served as the CEO of Jerald Capital Corp., an investment banking firm. Mr. Combs received his Bachelor of Arts degree from Northwestern University in June 1972. He received his Juris Doctorate with honors degree from St. Louis University in June 1975. Mr. Combs background in private placements, and mergers and acquisitions provides us with a strong transactional network.

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

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Mr. Suradech	Cho Thavee Public	System Integration for	President and CEO
Taweesaengsakulthai	Company Limited	Logistics Company	President and CEO
	Cho Thavee Thermo-Tech	Manufacturing Company	Managing Director
	Co. Ltd.	Engineering Project	Co-Founder and Chairman
	Khonkaen Cho Thavee Co., Ltd	Management Services Company
	Khon Kaen City Development (KKTT) Co., Ltd	Development Initiative
Chee Han Wen	Cho Thavee Public Company Limited	System Integration for Logistics Company	Executive Vice President & Chief Business Development Officer
H.R.H. Tunku Naquiyuddin ibni	Techna-X Berhad	Energy Storage Solutions	Chairman
Tuanku Ja’afar	Ann Joo Resources Berhad	Company	Non-Executive Director
	Olympia Industries Berhad	Investment Company	Chairman and Independent
	ORIX Leasing Malaysia	Investment Company	Non-Executive Director
	Berhad	Equipment Leasing	Director
	Syarikat Pendidilan Staffield	Company	Director
	Berhad	Residential Education Company	Director
	Asia Plantation Capital Berhad	Commercial Plantation Company
Mr. Somnuek Anakwat	N/A	N/A	N/A
J. Gerald Combs	CASH International Asset Management Ltd.	Asset Management Company	Chief Executive Officer
Suthee Chivaphongse	EDS Global Group CP. Ltd	Decontamination Services Company	Finance Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of July 10, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company’s common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our officers and directors as a group.

As of July 10, 2025, there were 2,591,895 shares of Class A common stock and 0 shares of Class B common stock issued and outstanding. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock
Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned(3)	Approximate Percentage of Class
Singto, LLC, f/k/a Koo Dom Investment, LLC	2,948,650	96.4%
Suradech Taweesaengsakulthai	30,000	*
Chee Han Wen	30,000	*
H.R.H. Tunku Naquiyuddin ibni Tunku Ja’afar	25,000	*
Somnuek Anakwat	6,000	*
J. Gerald Combs	8,000	*
Suthee Chivaphongse	6,000	*
All directors and executive officers as a group (6 individuals)	105,000	0%
Other 5% Stockholders
None

*	Less than 1%

(1)	Singto, LLC, f/k/a Koo Dom Investment, LLC, our sponsor, is the record holder of the securities reported herein. Mr. Suradech Taweesaengsakulthai, our Chief Executive Officer, is the manager and a member of our sponsor. By virtue of this relationship, Mr. Suradech Taweesaengsakulthai may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Suradech Taweesaengsakulthai disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 848 Brickell Avenue, Penthouse 5, Miami, FL 33131.

(2)	On July 5, 2024, the Company held a special meeting of its stockholders during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation to provide for the right of a holder of the Company’s Class B common stock to convert such Class B Common Stock into shares of Company’s Class A common stock, on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder. Thereafter, each holder of the Company’s Class B common stock exercised their election. On August 21, 2024, all 2,587,500 of the then issued and outstanding shares of the Company’s Class B common stock were automatically converted into 2,587,500 shares of the Company’s Class a common stock. Following the conversion, no shares of the Company’s Class B common stock remained issued and outstanding.

(3)	The table above includes the 466,150 shares of common stock underlying the Private Placement Units held or to be held by our Sponsor. However, these securities are not exercisable within 60 days of the record date for the Special Meeting.

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

On July 5, 2024 the Company held a special meeting of its stockholders during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation to provide for the right of a holder of the Company’s Class B common stock to convert such Class B Common Stock into shares of Company’s Class A common stock, on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder. Thereafter, each holder of the Company’s Class B common stock exercised their election. On August 21, 2024, all 2,587,500 of the then issued and outstanding shares of the Company’s Class B common stock were automatically converted into 2,587,500 shares of the Company’s Class a common stock. Following the conversion, no shares of the Company’s Class B common stock remained issued and outstanding.

On December 28, 2024, the Company held a special meeting of its stockholders (the “Fourth Special Meeting”). At the Fourth Special Meeting the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”) and approved the amendment to the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.

At the Fourth Special Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Also at the Fourth Special Meeting, stockholders holding 1,758,014 shares of the Company’s Class A common stock, exercised their right to redeem their shares for cash at an approximate price of $11.53 per share of the funds in the Trust Account. As a result, approximately $20,285,591.36 was removed from the Trust Account to pay such holders.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2024 and 2023 totaled approximately $62,500 and $62,500.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the period from June 9, 2021 (inception) through December 31, 2024.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the period from June 9, 2021(inception) through December 31, 2024.

All Other Fees. We did not pay Adeptus for other services for the period from June 9, 2021 (inception) through December 31, 2024.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1***	Business Combination Agreement by and among Arogo Capital Acquisition Corp., BTL Merger (Cayman) Ltd., Singto, LLC, a Delaware limited liability company in the capacity as the representative from and after the effective time of the business combination, BTL Holdings (Cayman) Limited, Mr. Nusttanakit Sasianon and Mr Sawin Laosethakul, and Bangkok Tellink Co., Ltd. dated as of February 14, 2025. (13)
3.1	Certificate of Amendment to Amended and restated Certificate of Incorporation. (5)
3.2	Second Amendment to the Amended and Restated Certificate of Incorporation (4)
3.3	Certificate of Amendment to Amended and restated Certificate of Incorporation (9)
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation. (10)
3.5	Fourth Amendment to the Amended and Restated Certificate of Incorporation of Arogo Capital Acquisition Corp. (11)
3.4	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities.*
10.1	Letter Agreement among the Registrant and our officers, directors and Singto, LLC, f/k/a Koo Dom Investment, LLC (1)
10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement between the Registrant and certain security holders (1)
10.5	Placement Unit Purchase Agreement between the Registrant and Singto, LLC, f/k/a Koo Dom Investment, LLC (1)
10.6	Administrative Services Agreement between Singto, LLC, f/k/a Koo Dom Investment, LLC and the Registrant. (1)
10.7	Form of Indemnification Agreement (1)
10.8	Form of First Amendment to the Trust Agreement (7)
10.9	Form of Second Amendment to the Trust Agreement (8)
10.10	Third Amendment to the Investment Management Trust Agreement, by and among Arogo Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of December 28, 2024. (12)
14.1	Code of Ethics. (2)
21.1	List of Subsidiaries (6)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	Arogo Capital Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***

The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 30, 2021.
(2)	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338).
(3)	Incorporated by reference to Annual Report Form 10-K filed with the SEC on March 31, 2022.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on March 31, 2023.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on April 18, 2023.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on November 14, 2023.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 10, 2024
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 2, 2025
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 2, 2025
(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 20, 2025

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of July 2025.

AROGO CAPITAL ACQUISITION CORP.

By:	/s/ Suradech Taweesaengsakulthai
Suradech Taweesaengsakulthai Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Suradech Taweesaengsakulthai	Chief Executive Officer and Director	July 23, 2025
Suradech Taweesaengsakulthai	(Principal Executive Officer)

/s/ Suthee Chivaphongse	Chief Financial Officer	July 23, 2025
Suthee Chivaphongse	(Principal Financial and Accounting Officer)

/s/ Chee Han Wen	Chief Strategy Officer	July 23, 2025
Chee Han Wen

/s/ H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar	Director	July 23, 2025
H.R.H. Tunku Naquiyuddin ibni Tuanku Ja’afar

/s/ Somnuek Anakwat	Director	July 23, 2025
Somnuek Anakwat

/s/ J. Gerald Combs	Director	July 23, 2025
J. Gerald Combs

AROGO CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Arogo Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arogo Capital Acquisition Corp. (the Company) as of December 31, 2024 and 2023,and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plans to consummate a Business Combination prior to the mandatory liquidation date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey
July 22, 2025

PCAOB ID: 3686

Item 1. Financial Statements

AROGO CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$122,013	$79,026
Other receivables	2,898	-
Prepaid income tax	456,844	292,444
Total Current Assets	581,755	371,470

Cash held in the trust	20,262,514	19,187,175
Total assets	$20,844,269	$19,558,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,211,901	$1,036,443
Other Payables	320,000	200,000
Franchise Tax Payable	98,600	80,000
Excise tax	901,240	901,240
Working capital loan	180,000	180,000
Extension loan	1,750,211	1,309,996
Due to related party	1,035,657	262,585
Advances from related parties	67,198	67,198
Redemption payable	20,013,899	-
Total Current liabilities	26,578,706	4,037,462

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	30,201,206	7,659,962

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 4,395 shares and 1,762,409 shares issued and outstanding at redemption value of $11.38 per share and $10.89 per share at December 31, 2024 and December 31, 2023, respectively	50,015	19,187,175
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,079,525 and 492,025 issued and outstanding (excluding 4,395 shares and 1,762,409 shares subject to possible redemption) at December 31, 2024 and December 31, 2023, respectively	308	49
Class B common stock, par value $0.0001; 10,000,000 shares authorized; 0 and 2,587,500 issued and outstanding on December 31, 2024 and December 31, 2023, respectively	-	259

Additional paid-in capital	-	-
Accumulated deficit	(9,407,260)	(7,288,800)
Total shareholders’ deficit	(9,406,952)	(7,288,492)
Total liabilities and shareholders’ deficit	$20,844,269	$19,558,645

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Formation and Operating costs	$2,068,779	$1,162,659
Franchise tax	178,000	200,000
Loss from operation	(2,246,779)	(1,362,659)

Interest earned	4	43
Unrealized Gain/Loss on marketable securities held in the trust account	1,005,054	3,124,054
Other Income (Loss)	1,005,058	3,124,097
Income (Loss) before provision for income taxes	(1,241,721)	1,761,438
Provision for income taxes	-	(299,623)
Net Income (Loss)	$(1,241,721)	$1,461,815

Weighted average shares of Redeemable Common Stock	1,747,960	6,333,164
Basic and diluted net income (loss) per redeemable common share	$0.11	$0.31
Weighted average shares of Non-redeemable Common Stock	3,079,525	2,587,500
Basic and diluted net income (loss) per non-redeemable common share	$(0.46)	$(0.19)

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	492,025	$49	2,587,500	$259	$-	$(7,288,800)	$(7,288,492)
Net Loss	-	-	-	-	-	(1,241,721)	(1,241,721)
Conversion of Class B Common Stock to Class A Common Stock	2,587,500	259	(2,587,500)	(259)	-	-	-
Additional amount deposit into trust	-	-	-	-	-	(440,215)	(440,215)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(436,524)	(436,524)
Balance – December 31, 2024	3,079,525	$308	-	$-	-	$(9,407,260)	$(9,406,952)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	492,025	$49	2,587,500	$259	$-	$(4,479,864)	$(4,479,556)
Net income	-	-	-	-	-	1,461,815	1,461,815
Additional amount deposit into trust	-	-	-	-	-	(1,309,996)	(1,309,996)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(2,059,515)	(2,059,515)
Excise tax	-	-	-	-	-	(901,240)	(901,240)
Balance – December 31, 2023	492,025	$49	2,587,500	$259	-	$(7,288,800)	$(7,288,492)

The accompanying notes are an integral part of these financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net (Loss) Income	$(1,241,721)	$1,461,815
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned	(4)	(43)
Investment income	(1,005,054)	(3,124,054)
Changes in operating assets and liabilities:
Other receivables	(2,898)	-
Prepaid expenses	-	(210,899)
Prepaid income tax	(164,400)	-
Accrued expenses	1,175,458	467,599
Other payables	120,000	120,000
Franchise tax payable	18,600	(29,749)
Income tax payable	-	(165,799)
Due to related party	773,072	262,585
Net cash used in operating activities	(326,947)	(1,218,545)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	-	90,124,000
Investment of Cash in Trust Account - extension	(440,215)	(1,309,996)
Withdrawal from Trust Account for tax payment	369,930	1,064,539
Net cash (used in) provided by investing activities	(70,285)	89,878,543

Cash flows from financing activities:
Interest earned on Cash account	4	43
Redemption of common stock	-	(90,124,000)
Proceeds from sponsor working capital loan	-	180,000
Proceeds from extension loan	440,215	1,309,996
Net cash provided by (used in) financing activities	440,219	(88,633,961)

Net change in cash	42,987	26,037
Cash at the beginning of the period	79,026	52,989
Cash at the end of the period	$122,013	$79,026

Supplemental disclosure of non-cash financing activities:
Value of Class A common stock subject to redemption	$50,015	$19,187,175
Redemption payable	$20,013,899	-
Re-measurement of common stock subject to possible redemption	$436,524	$2,059,515

The accompanying notes are an integral part of these financial statements

AROGO CAPITAL ACQUISITION CORP.

Notes to financial statementS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequently, evaluating business combination targets. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants). the initial value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable. we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

On July 5, 2024 the Company held a special meeting of its stockholders (the “Special Meeting”) during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation (as further amended on March 28, 2023 and September 28, 2023, the (“Charter”) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to convert such Class B Common Stock into shares of Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Election”).

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

On December 28, 2024, the Company held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the proposal to amend Arogo’s amended and restated certificate of incorporation (the as previously amended, “Certificate of Incorporation”) to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”). The stockholders also approved the proposal to amend the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Proposal”). At the Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Stockholders holding 1,758,014 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.53 per share of the funds in the Trust Account. As a result, approximately $ 20,285,591 were subsequently removed from the Trust Account to pay such holders. As of June 30, 2025, there are $261,326 remaining cash held in the Trust Account.

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

Ayurcann Business Combination Agreement

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

Termination of Material Definitive Agreement with Ayurcann Holding Corp

On November 19, 2024, Arogo delivered a termination notice (the “Termination Notice”) to Ayurcann that Arogo had terminated the Business Combination Agreement (the “Termination”) and all Ancillary Documents, in accordance with Section 10.1, of the Business Combination Agreement because Ayurcann failed to deliver Audited Financial Statements and Updated Financial Statements in accordance with Section 8.16 of the Business Combination Agreement and because the Transactions have not been consummated on or prior to the Termination Date. In accordance with Section 10.2 of the Business Combination Agreement, Arogo’s Termination Notice included a demand that Ayurcann make a payment of the Company Reimbursement Termination Fee to Arogo. Ayurcann did not respond to the Company’s demands. The Company does not intend to pursue litigation to enforce the payment of the Company Reimbursement Termination Fee.

The Termination Notice does not constitute a waiver of and shall not prejudice any of Arogo’s rights under the Business Combination Agreement or at law. Arogo reserves all such rights in full to pursue any and all remedies available to it under the Business Combination Agreement and at law.

Tellink Business Combination Agreement

On February 14, 2025, the Company entered into an agreement and plan of merger (the “Business Combination Agreement”) with BTL Merger (Cayman) Ltd., a to-be-formed Cayman Islands exempted company, and a wholly-owned subsidiary of the Bangkok Tellink Co., Ltd (“Tellink”) upon execution of a joinder thereto (“Merger Sub”), Singto, LLC, a Delaware limited liability company in the capacity as the representative from and after the effective time of the business combination (the “Effective Time”) for the stockholders of Purchaser (other than Tellink Security Holders (as defined in the Business Combination Agreement) as of immediately prior to the Effective Time and their successors and assignees) in accordance with the terms and conditions of the Business Combination Agreement (the “Purchaser Representative”), BTL Holdings (Cayman) Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), Mr. Nusttanakit Sasianon and Mr Sawin Laosethakul, jointly and solely in their capacity as the representatives from and after the Effective Time for Tellink Shareholders as of immediately prior to the Effective Time in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”), and Bangkok Tellink Co., Ltd., a Thailand-based registered company.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023 the Company had cash of $122,013 and $79,026 respectively and working capital deficit of $5,983,052 and $3,665,992, respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination. The accompanying financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $122,013 and $79,026 for December 31, 2024 and December 31, 2023, respectively and no cash equivalents as of December 31, 2024 and December 31, 2023.

Cash held in Trust Account

At December 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in treasury trust funds. At December 31, 2024 and December 31, 2023, the Company had $20,262,514 and $19,187,175 in cash held in the Trust Account, respectively. As of June 30, 2025, subsequent to the redemption on December 28, 2024, there are $261,326 cash remained in the Trust Account.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and December 31, 2023, the 4,395 shares and 1,762,409 shares of Class A common stock subject to possible redemption in the amount of $50,015 and $19,187,175 is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

As of December 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	December 31,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$19,187,175	$105,941,664
Less:
Redemption of Class A common stock, including interest	-	(90,124,000)
Redemption payable	20,013,899	-
Plus:
Re-measurement of carrying value to redemption value	876,739	3,369,511
Redeemable Class A Common Stock - Ending Balance	$50,015	$19,187,175

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the year ended December 31, 2024 and 2023 and income tax was prepaid $456,844 for December 31, 2023 and the income tax payable for December 31, 2024 was $0. The income tax provision for the year ended December 31, 2024 and 2023 are $0 and $299,623, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture. As of December 31, 2024 and December 31, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value exceeded fair value at December 31, 2024. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2024		For the year ended December 31, 2023
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of Expenses	$(813,537)	$(1,429,977)	$(1,180,126)	$(482,156)
Interest	1,005,058	-	3,124,097	-
Allocation of net (loss) income	$191,521	$(1,428,977)	$1,943,971	$(482,156)
Denominators:
Weighted-average shares outstanding	1,747,960	3,079,525	6,333,164	2,587,500
Basic and diluted net income (loss) per share	$0.11	$(0.46)	$0.31	$(0.19)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at December 31, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $20,012,514 and $18,937,175 of securities in excess of SIPC limits as of December 31, 2024 and December 31, 2023, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

	Level	December 31, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$20,262,514	$19,187,175

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

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2024 and there was no material effect on the Company’s financial statements. See Note 8, “Segment Information” for disclosures related to the adoption of ASU 2023-07. Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On July 5, 2024 the Company held a special meeting of its stockholders (the “Special Meeting”) during which the stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation (as further amended on March 28, 2023 and September 28, 2023, (the “Charter”) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to convert such Class B Common Stock into shares of Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder (the “Optional Conversion Election”).

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

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital after the Company’s inception in 2021. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through December 31, 2024, the related parties paid $67,198 on behalf of the Company. As of December 31, 2024 and December 31, 2023, there was $67,198 advanced from related parties.

Due to Related Parties

As of December 31, 2024, and December 31, 2023, there was $1,035,657 and $262,585, respectively owed under related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 26 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $120,000 for each of the years ended December 31, 2024 and 2023. Total amount due as of December 31, 2024 and December 31, 2023 are $320,000 and $200,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and December 31, 2023, there were $180,000 and $180,000 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, October 26, 2023, November 29, 2023, December 22, 2023, January 25, 2024, February 26, 2024, March 25, 2024, April 25, 2024, May 25, 2024, June 24, 2024, July 25, August 28, 2024, September 29, 2024, October 22, December 9 and 13, 2024 it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by eleven months from December 29, 2023 (the “Extension”) to December 29, 2024. The total extension payment the Company has deposited in the trust account is $1,750,211 as of December 31, 2024 and $1,309,996 as of December 31, 2023.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023 there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2024 and December 31 2023, there were 3,079,525 and 492,025 shares of Class A common stock issued and outstanding. As of December 31, 2024 and December 31, 2023 there were 4,395 shares and 1,762,409 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On July 5, the Company held a Special Meeting, at the meeting, the Company’s shareholder approved the proposal to amend the Company’s Charter to provide for the right of a holder of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”), to convert such Class B Common Stock into Class A Common Stock on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder. As of December 31, 2024 and December 31, 2023, there were 0 and 2,587,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Finance Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest earned on investment held in Trust Account which include the accompanying statement of operations which show as the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2024
Formation and Operating Costs	$2,068,779	$1,162,659

The CODM reviews interest earned on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. For the year ended 2024 and 2023, all the Company’s formation and operating costs are related to the Business Combination and expenses related to being a public company.

NOTE 9 — INCOME TAX

The income tax provision consists of the following:

	Years Ended December 31,	Year Ended December 31,
	2024	2023
Federal
Current	$	$299,623
Deferred	—	—
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$—	$299,623

The Company’s net deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Deferred Tax Assets
Sec. 195 Start-up Costs	$5,308	$232,741
Acquisition Cost	167,719	8,452
Total Deferred Tax Assets	173,027	241,193
Deferred Tax Liability	—	—
Unrealized gain on Investment in Trust Account	—	—
Total Deferred Tax Assets	—	—
Less: Valuation allowance	(173,027)	(241,193)
Deferred Tax Assets, net of allowance	$—	$—

As of December 31, 2024 and 2023, the Company had zero of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $173,027 and $241,193  as of December 31, 2024 and 2023.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	—%	0.17%
Return to Accrual & Prior Year True Ups	—%	(17.85)%
Transaction costs allocated to warrant issuance	—%	—%
Change in valuation allowance	(21.00)%	13.69%
Income tax provision	—%	17.01%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2024 and 2023, due to the change in the valuation allowance. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return since inception remain open to examination by the taxing authorities. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statement.

On February 14, 2025, the Company entered into an agreement and plan of merger (the “Business Combination Agreement”) with BTL Merger (Cayman) Ltd., a to-be-formed Cayman Islands exempted company, and a wholly-owned subsidiary of the Bangkok Tellink Co., Ltd (“Tellink”) upon execution of a joinder thereto (“Merger Sub”), Singto, LLC, a Delaware limited liability company in the capacity as the representative from and after the effective time of the business combination (the “Effective Time”) for the stockholders of Purchaser (other than Tellink Security Holders (as defined in the Business Combination Agreement) as of immediately prior to the Effective Time and their successors and assignees) in accordance with the terms and conditions of the Business Combination Agreement (the “Purchaser Representative”), BTL Holdings (Cayman) Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), Mr. Nusttanakit Sasianon and Mr Sawin Laosethakul, jointly and solely in their capacity as the representatives from and after the Effective Time for Tellink Shareholders as of immediately prior to the Effective Time in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”), and Bangkok Tellink Co., Ltd., a Thailand-based registered company.

On March 28, 2025, Brown Rudnick LLP (“Brown Rudnick”) filed a complaint in the United States District Court for the District of Columbia against the Company to collect approximately $810,451 in legal fees that Brown Rudnick claimed is owed by the Company for legal fees pursuant to an engagement letter entered into on January 16, 2024 between Brown Rudnick and the Company. The Company engaged Brown Rudnick in connection with a potential business combination transaction. On June 25, 2024, the Company entered into a Business Combination Agreement with Ayurcann Holdings Corp. (“Ayurcann”), an Ontario corporation. On November 19, 2024, the Company delivered a termination notice to Ayurcann that Arogo had terminated the Business Combination Agreement and all ancillary documents. On May 19, 2025, Brown Rudnick filed an Affidavit for Default with the United States District Court for the District of Columbia against the Company. On June 3, 2025, the United States District Court for the District of Columbia granted the default judgment against the Company.