Form 10-Q
period 2025-03-31
Arogo Capital Acquisition Corp.
filed 2026-01-27
CIK 1881741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41179

AROGO CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1118179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 Brickell Avenue, Penthouse 5
Miami, Florida 33131

(Address of principal executive offices, Zip Code)

(786) 442-1482

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 27, 2026, 3,079,525 shares of Class A Common Stock, par value $0.0001 per share (excluding 4,395 shares subject to possible redemption), and 0 shares of Class B Common Stock, $0.0001 par value per share, were issued and outstanding.

AROGO CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire;

●	our management may not be able to maintain control of a target business after our initial business combination;

●	upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

ii

●	on September 17, 2024, the Company’s Class A Common Stock, $0.0001 par value per share (“Common Stock”), Units consisting of one share of Class A Common Stock and one Redeemable Warrant (the “Units”) and redeemable warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share (the “Warrants”), began trading on the OTC Pink Market at the open of trading, under the trading symbols “AOGO,” “AGOU” and “AOGOW,” respectively;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	the ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations. Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 23, 2025, and set forth below under “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

AROGO CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash	$52,755	$122,013
Other receivables	2,898	2,898
Prepaid income tax	456,844	456,844
Total Current Assets	512,497	581,755

Cash held in the trust	285,779	20,262,514
Total assets	$798,276	$20,844,269

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,305,543	$2,211,901
Other Payables	350,000	320,000
Franchise Tax Payable	88,600	98,600
Excise tax	1,101,977	901,240
Working capital loan	180,000	180,000
Extension loan	1,750,211	1,750,211
Due to related party	1,054,135	1,035,657
Advances from related parties	67,198	67,198
Redemption payable	-	20,013,899
Total Current liabilities	6,897,664	26,578,706

Deferred Underwriting Commission	3,622,500	3,622,500
Total liabilities	10,520,164	30,201,206

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 4,395 shares issued and outstanding at redemption value of $13.01 per share and $11.38 per share at March 31, 2025 and December 31, 2024, respectively	57,178	50,015
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,079,525 issued and outstanding (excluding 4,395 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	308	308
Class B common stock, par value $0.0001; 10,000,000 shares authorized; none issued and outstanding on March 31, 2025 and December 31, 2024, respectively	-	-

Additional paid-in capital	-	-
Accumulated deficit	(9,779,374)	(9,407,260)
Total stockholders’ deficit	(9,779,066)	(9,406,952)
Total liabilities and stockholders’ deficit	$798,276	$20,844,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Formation and Operating costs	$171,379	$358,992
Franchise tax	30,000	35,600
Loss from operation	(201,379)	(394,592)

Interest earned	2	1
Unrealized Gain/Loss on cash held in the trust account	96,982	251,129
Other Income (Loss)	96,984	251,130
Loss before provision for income taxes	(104,395)	(143,462)
Provision for income taxes	-	(45,261)
Net Loss	$(104,395)	$(188,723)

Weighted average shares of Redeemable Common Stock	4,395	1,762,409
Basic and diluted net income (loss) per redeemable common share	$21.61	$(0.17)
Weighted average shares of Non-redeemable Common Stock	3,079,525	3,079,525
Basic and diluted net income (loss) per non-redeemable common share	$(0.07)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024 (Audited)	3,079,525	$308	-	$-	$-	$(9,407,260)	$(9,406,952)
Net loss	-	-	-	-	-	(104,395)	(104,395)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(66,982)	(66,982)
Excise tax liability	-	-	-	-	-	(200,737)	(200,737)
Balance – March 31, 2025	3,079,525	$308	-	$-	-	$(9,779,374)	$(9,779,066)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (Audited)	492,025	$49	2,587,500	$259	$-	$(7,288,800)	$(7,288,492)
Net loss	-	-	-	-	-	(188,723)	(188,723)
Additional amount deposit into trust	-	-	-	-	-	(120,000)	(120,000)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(35,279)	(35,279)
Balance – March 31, 2024	492,025	$49	2,587,500	$259	-	$(7,632,802)	$(7,632,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AROGO CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net Loss	$(104,395)	$(188,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned	(2)	(1)
Investment income	(96,982)	(251,129)
Changes in operating assets and liabilities:
Prepaid expenses	-	(60,750)
Prepaid income tax	-	45,261
Accrued expenses	93,641	42,557
Other payables	30,000	30,000
Franchise tax payable	(10,000)	(4,400)
Due to related party	18,478	346,335
Net cash used in operating activities	(69,260)	(40,850)

Cash flows from investing activities:
Investment of Cash in Trust Account - redemption	(20,073,718)	-
Investment of Cash in Trust Account - extension	-	(120,000)
Withdrawal from Trust Account for tax payment	-	40,250
Net cash used in investing activities	(20,073,718)	(79,750)

Cash flows from financing activities:
Interest earned on Cash account	2	1
Redemption of common stock	20,073,718	-
Proceeds from extension loan	-	120,000
Net cash provided by financing activities	20,073,720	120,001

Net change in cash	(69,258)	(599)
Cash at the beginning of the period	122,013	79,026
Cash at the end of the period	$52,755	$78,427

Supplemental disclosure of non-cash financing activities:
Value of Class A common stock subject to redemption	$57,178	$19,324,454
Re-measurement of common stock subject to possible redemption	$66,982	$155,279
Excise tax liability	$200,737	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

AROGO CAPITAL ACQUISITION CORP.

Notes to UNAUDITED CONDENSED financial statementS

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 9, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and subsequently, evaluating business combination targets. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480).

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

On December 28, 2024, the Company held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the proposal to amend Arogo’s amended and restated certificate of incorporation (the as previously amended, “Certificate of Incorporation”) to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”). The stockholders also approved the proposal to amend the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Proposal”). At the Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Stockholders holding 1,758,014 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.42 per share of the funds in the Trust Account. As a result, approximately $ 20,073,718 were subsequently removed from the Trust Account to pay such holders. As of September 30, 2025, there is $263,187 remaining cash held in the Trust Account.

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

The Termination Notice does not constitute a waiver of, and shall not prejudice any of the Company’s rights under the Business Combination Agreement or at law. The Company reserves all such rights in full to pursue any and all loss of the Company, the Company Representative, and the stockholders of the Company with respect to the Termination.

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

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024 the Company had cash of $52,755 and $122,013 respectively and working capital deficit of $6,385,167 and $25,596,951, respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on July 23, 2025. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $52,755 and $122,013 for March 31, 2025 and December 31, 2024, respectively and no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in treasury trust funds. At March 31, 2025 and December 31, 2024, the Company had $285,779 and $20,262,514 in cash held in the Trust Account, respectively.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the 4,395 shares of Class A common stock subject to possible redemption in the amount of $57,178 and $50,015 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

As of March 31, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	March 31, 2025	December 31,
	(Unaudited)	2024
Redeemable Class A Common Stock – Opening Balance	$50,015	$19,187,175
Less:
Redemption of Class A common stock, including interest	(20,073,718)	-
Redemption payable	20,013,899	20,013,889
Plus:
Re-measurement of carrying value to redemption value	66,982	876,739
Redeemable Class A Common Stock - Ending Balance	$57,178	$50,015

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Income taxes was accrued for $0 for the three months ended March 31, 2025 and December 31, 2024 and income tax was prepaid $456,844 for March 31, 2025 and the income tax payable for December 31, 2024 was $0. The income tax provision for the three months ended March 31, 2025 and 2024 are $0 and $45,261, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture. As of March 31, 2025 and March 31, 2024, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value exceeded fair value at March 31, 2025. Accretion associated with the redeemable shares of Class A Common Stocks is excluded from earnings per share as the redemption value approximates fair value at March 31, 2024.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended March 31, 2025		For the three months ended March 31, 2024
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of Expenses	$(287)	$(201,092)	$(160,101)	$(279,751)
Interest	96,984	-	251,130	-
Accretion of carrying value to redemption value	(1,714)	-	(387,730)	-
Allocation of net (loss) income	$94,983	$(201,092)	$(296,701)	$(279,751)
Denominators:
Weighted-average shares outstanding	4,395	3,079,525	1,762,409	3,079,525
Basic and diluted net income (loss) per share	$21.61	$(0.07)	$(0.17)	$(0.09)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at March 31, 2025 and December 31, 2024. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $35,779 and $20,012,514 of securities in excess of SIPC limits as of March 31, 2025 and December 31, 2024, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the input used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Level	March 31, 2025	December 31, 2024
Assets:
Cash held in trust account	1	$285,779	$20,262,514

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for the equity treatment in the Company’s unaudited condensed financial statements.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2024 and there was no material effect on the Company’s unaudited condensed financial statements. See Note 8, “Segment Information” for disclosures related to the adoption of ASU 2023-07. Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Advances from Related Parties

Affiliates of the Sponsor advanced $1,000 to the Company for working capital after the Company’s inception in 2021. These advances are due on demand and are non-interest bearing. For the period from June 9, 2021 (inception) through December 31, 2024, the related parties paid $67,198 on behalf of the Company. As of March 31, 2025 and December 31, 2024, there was $67,198 advanced from related parties.

Due to Related Parties

As of March 31, 2025, and December 31, 2024, there was $1,054,135 and $1,035,657, respectively owed under related parties.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 26 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The administrative expense was $30,000 for each of the three months ended March 31, 2025 and 2024. Total amount due as of March 31, 2025 and December 31, 2024 are $350,000 and $320,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were $180,000 and $180,000 outstanding under the Working Capital Loans.

Extension Payment Deposit

On March 29, 2023, April 25, 2023, May 29, 2023, June 26, 2023, July 25, 2023, and August 23, 2023, the Company caused to be deposited $191,666 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from March 29, 2023 to September 29, 2023. On September 29, 2023, October 26, 2023, November 29, 2023, December 22, 2023, January 25, 2024, February 26, 2024, March 25, 2024, April 25, 2024, May 25, 2024, June 24, 2024, July 25, August 28, 2024, September 29, 2024, October 22, December 9 and 13, 2024 it caused to be deposited $40,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by eleven months from December 29, 2023 (the “Extension”) to December 29, 2024. The total extension payment the Company has deposited in the trust account is $1,750,211 as of March 31, 2025 and as of December 31, 2024.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024 there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 3,079,525 shares of Class A common stock issued and outstanding. As of March 31, 2025 and December 31, 2024 there were 4,395 shares of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On July 5, 2024, the Company held a Special Meeting, at the meeting, the Company’s stockholder approved the proposal to amend the Company’s Charter to provide for the right of a holder of Class B Common Stock, par value $0.0001 per share, of the Company (“Class B Common Stock”), to convert such Class B Common Stock into Class A Common Stock on a one-for-one basis at any time and from time to time prior to the closing of an initial business combination at the election of the holder. As of March 31, 2025 and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the IPO.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest earned on investment held in Trust Account which include the accompanying unaudited condensed statement of operations which show as the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Formation and Operating Costs	$171,379	$358,992
Interest income on cash held in trust account	$96,982	$251,129
Cash held in trust	$285,779	$19,518,054

The CODM reviews interest earned on cash held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. For the three months ended March 31, 2025 and 2024, all the Company’s formation and operating costs are related to the Business Combination and expenses related to being a public company.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statement.

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

On December 28, 2024, the Company held a special meeting of its stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the proposal to amend Arogo’s amended and restated certificate of incorporation (the as previously amended, “Certificate of Incorporation”) to extend the date by which Arogo must consummate its initial business combination from December 29, 2024 to June 29, 2026 (the “Extension Amendment Proposal”). The stockholders also approved the proposal to amend the Certificate of Incorporation to eliminate therefrom the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Proposal”). At the Meeting, the Company’s stockholders also approved an amendment to the Company’s investment management trust agreement (as previously amended, the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate its initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”). Stockholders holding 1,758,014 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.42 per share of the funds in the Trust Account. As a result, approximately $ 20,073,718 were removed from the Trust Account to pay such holders.

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

Results of Operations

As of March 31, 2025, we have neither engaged in any operations nor generated any revenues. All activity for the period from June 9, 2021 (inception) through March 31, 2025, relates to our formation and the initial public offering and subsequently, evaluating business combination targets. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2025, we had a net loss of $104,395 consisting of formation and operating costs of $171,379 and franchise tax of $30,000 and income tax of $0 offset by investment income earned on cash held in Trust of $96,982 and interest earned in operating account of $2.

By comparison, for the three months ended March 31, 2024, we had a net loss of $188,723 consisting of formation and operating costs of $358,992, franchise taxes of $35,600 and income taxes of $45,261, adjusted by investment income earned on cash held in trust account in the amount of $251,129 and interest earned in operating account of $1.

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

The net cash used in operating activities for three months ended March 31, 2025, was $69,260.

As of March 31, 2025, we had cash of $285,779 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2025, we withdraw $0 interest earned on the Trust Accounts for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $52,755 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial business combination.

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

Going Concern Consideration

The Company expect to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination. The accompanying unaudited condensed financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Extension Payment Deposit

Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 1,762,409. Subsequent to December 28, 2024 redemptions, there are 4,395 publicly held Class A common stocks remain outstanding. The Sponsor has continued to make monthly deposits into the Trust Account of $40,000 for the monthly extensions, from September 29, 2023 through December 29, 2024. On December 28, 2024, the Company held a special meeting of its stockholders (the “Meeting”), at the Meeting, the stockholders also approved an amendment to the investment management trust agreement (as previously amended, the “Trust Agreement”), dated as of December 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to eliminate the payments required under the Trust Agreement and the Company’s Certificate of Incorporation for monthly extensions, to extend the date by which the Company must consummate the initial business combination, and to update certain defined terms in the Trust Agreement (the “Trust Agreement Amendment Proposal”).

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following critical accounting policies:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2025, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the completed fiscal quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on December 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC on February 14, 2023, our Annual Report on Form 10-K for the year ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Disruptions in the worldwide economy, including an economic recession, downturn, changes to trade policies, periods of rising or high inflation or economic uncertainty and volatility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest or uncertainties (including those resulting from the recent U.S. presidential and congressional elections), civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In addition, the intensity, duration and economic effects of the conflict in Israel, Gaza and surrounding areas are difficult to predict. The uncertainty resulting from the military conflicts in Europe and the Middle East have given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade and may increase volatility in financial and capital markets, which may make it more difficult for us to raise additional capital.

Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business. Political environments, for example the recent change in administration in the U.S., may create uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances. For example, the current U.S. presidential administration announced the implementation of significant new tariffs on foreign imported goods, certain of which recently went into effect.

In response to the U.S. tariffs, various jurisdictions, including China, Canada and the EU, have announced plans for their own tariffs on American products. Any trade wars, through the implementation of tariffs or otherwise, or a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may adversely affect our business. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. As global economic conditions continue to be volatile or uncertain and potential recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. Prolonged unfavorable economic conditions or uncertainty would likely have an adverse effect on our profitability.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1**	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338), filed with the SEC on September 3, 2021).
3.2**	First Amendment to Amended and restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
3.3**	Second Amendment to Amended and restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2023).
3.4**	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 10, 2024).
3.5**	Fourth Amendment to the Amended and Restated Certificate of Incorporation of Arogo Capital Acquisition Corp. (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 2, 2025).
3.6**	Bylaws (incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-259338)).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AROGO CAPITAL ACQUISITION CORP.

Date: January 27, 2026	By:	/s/ Suradech Taweesaengsakulthai
	Name:	Suradech Taweesaengsakulthai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2026	By:	/s/ Suthee Chivaphongse
	Name:	Suthee Chivaphongse
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)